Form 10-Q
period 1993-12-31
CONNECTICUT NATURAL GAS CORP
filed 1994-02-11
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X)   QUARTERLY  REPORT   PURSUANT   TO   SECTION    13   OR 15(d)  OF   THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  December 31, 1993
                                  ---------------------
                                        OR

   ( )   TRANSITION  REPORT   PURSUANT   TO   SECTION    13   OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                        to

                                    --------------------    -------------------

   Commission file number  1-7727
                          -----------------------------------------------------

                       CONNECTICUT NATURAL GAS CORPORATION
   ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               Connecticut                                        06-0383860
   ----------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

   100 Columbus Boulevard, Hartford, Connecticut                        06103
   ----------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)


                                  (203) 727-3000
   ----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

   ----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
   been subject to such filing  requirements for the past 90 days.     Yes   X
   No
                                                     -----    -----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to Corporate Issuers). Number of shares of common stock outstanding as of the close of business on January 31, 1994: 9,539,078.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of December 31, 1993 and 1992 and the results of its operations and its cash flows for the three months and twelve months ended December 31, 1993 and 1992 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
                     ASSETS                       1993         1993        1992
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 345,801   $ 340,728    $ 308,714
      Nonregulated energy                          61,459      61,447       58,560
      Construction work in progress                 1,046       1,355        1,592
                                                ---------   ---------    ---------
                                                  408,306     403,530      368,866
      Less-Allowance for depreciation             109,633     106,919       98,782
                                                ---------   ---------    ---------
                                                  298,673     296,611      270,084
                                                ---------   ---------    ---------

   Investments, at equity                           4,749       4,874        5,253
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                       668       1,546          259
      Accounts and notes receivable                43,502      29,979       42,207
      Allowance for doubtful accounts              (3,685)     (3,068)      (2,696)
      Accrued utility revenue                      16,828       4,632       14,877
      Inventories                                  18,769      20,413       11,124
      Prepaid expenses                              1,895       3,379          616
                                                ---------   ---------    ---------
                                                   77,977      56,881       66,387
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     53,181      51,023       50,798
      Recoverable transition costs                 15,000      15,000            -
      Other assets                                 19,949      20,196       22,964
                                                ---------   ---------    ---------
                                                   88,130      86,219       73,762
                                                ---------   ---------    ---------
                                                $ 469,529   $ 444,585    $ 415,486
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
         CAPITALIZATION AND LIABILITIES           1993         1993        1992
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  29,820   $  29,820    $  29,819
      Capital in excess of par value               66,948      66,915       66,907
      Retained Earnings                            42,878      39,744       39,582
                                                ---------   ---------    ---------
                                                  139,646     136,479      136,308
      Unearned compensation -
         Restricted stock awards                     (803)       (157)        (392)
      Treasury stock                                 (103)          -           (2)
                                                ---------   ---------    ---------
         Common stock equity                      138,740     136,322      135,914
      Preferred stock, not subject to
         mandatory redemption                         943         944          962
      Long-term debt                              137,088     137,984      120,543
                                                ---------   ---------    ---------
                                                  276,771     275,250      257,419
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                    3,900       4,500        5,700
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             4,437       4,653        4,499
      Notes payable and commercial paper           37,991      10,000       14,000
      Accounts payable and accrued expenses        41,018      42,084       35,623
      Refundable purchased gas costs                1,403       3,758        2,967
      Accrued liabilities                             919       4,528        3,356
                                                ---------   ---------    ---------
                                                   85,768      65,023       60,445
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        31,272      27,450       27,113
      Unfunded deferred income taxes               53,181      51,023       50,798
      Investment tax credits                        3,850       3,864        4,030
      Refundable taxes                              3,984       4,024        4,308
      Accrued transition costs                      5,014       7,678            -
      Other                                         5,789       5,773        5,673
                                                ---------   ---------    ---------
                                                  103,090      99,812       91,922
                                                ---------   ---------    ---------
                                                $ 469,529   $ 444,585    $ 415,486
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                       December 31,
                                               -----------------------------
                                                   1993              1992
                                                ----------        ----------

   Operating Revenues                           $   80,140        $   76,551
                                                ----------        ----------
   Operating Expenses:
      Gas purchased and produced                    42,128            39,603
      Operations & maintenance expenses             15,199            13,679
      Depreciation                                   3,363             3,164
      Income taxes                                   4,709             5,808
      Other taxes                                    4,821             5,181
                                                ----------        ----------
                                                    70,220            67,435
                                                ----------        ----------
   Operating Income                                  9,920             9,116
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             13                27
      Equity in partnership earnings                   226               165
      Other deductions                                (387)              (28)
      Income Taxes                                      55               (41)
                                                ----------        ----------
                                                       (93)              123
                                                ----------        ----------
   Interest and Debt Expense                         3,147             3,093
                                                ----------        ----------
   Net Income                                        6,680             6,146
   Less-Dividends on Preferred Stock                    17                17
                                                ----------        ----------
   Net Income Applicable to Common Stock        $    6,663        $    6,129
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     0.70        $     0.65
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.36
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,541,526         9,484,990
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                       December 31,
                                               -----------------------------
                                                   1993              1992
                                                ----------        ----------

   Operating Revenues                           $  268,926        $  249,239
                                                ----------        ----------
   Operating Expenses:
      Gas purchased and produced                   139,062           121,313
      Operations & maintenance expenses             58,065            56,718
      Depreciation                                  12,848            11,754
      Income taxes                                  12,339            13,493
      Other taxes                                   17,622            18,535
                                                ----------        ----------
                                                   239,936           221,813
                                                ----------        ----------
   Operating Income                                 28,990            27,426
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            593                38
      Equity in partnership earnings                 1,031               662
      Other income (deductions)                       (972)              316
      Income Taxes                                    (457)              (69)
                                                ----------        ----------
                                                       195               947
                                                ----------        ----------
   Interest and Debt Expense                        11,796            13,623
                                                ----------        ----------
   Net Income                                       17,389            14,750
   Less-Dividends on Preferred Stock                    67                68
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   17,322        $   14,682
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.82        $     1.65
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.47        $     1.44
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,542,022         8,920,338
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                    1993         1992
                                                    ----         ----

   Cash Flows from Operations                      $(15,295)    $ (6,031)
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (4,006)      (5,220)
      Other investing activities                     (3,593)      (1,948)
                                                   --------     --------
      Net cash used in investing activities          (7,599)      (7,168)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,546)      (3,452)
      Issuance of common stock                            -       16,669
      Other stock activity, net                        (717)           -
      Principal retired on long-term debt            (1,112)      (1,849)
      Short-term debt                                27,391        1,750
                                                   --------     --------
      Net cash provided by
         financing activities                        22,016       13,118
                                                   --------     --------
   Decrease in Cash and
      Cash Equivalents                                 (878)         (81)
   Cash and Cash Equivalents at
      Beginning of Period                             1,546          340
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $    668     $    259
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                    1993         1992
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $  6,680     $  6,146
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                3,471        3,264
         Deferred income taxes, net                   3,768        4,111
         Undistributed affiliate earnings              (226)        (165)
      Change in assets and liabilities:
         Accounts receivable                        (12,906)     (13,471)
         Accrued utility revenue                    (12,196)     (10,584)
         Inventories                                  1,644        2,216
         Unrecovered/(refundable)
           purchased gas costs                       (2,355)      (4,646)
         Prepaid expenses                             1,484        1,742
         Accounts payable and accrued expenses       (4,675)       5,372
         Other assets/liabilities                        16          (16)
                                                   --------     --------
           Total adjustments                        (21,975)     (12,177)
                                                   --------     --------

      Cash flows from operations                   $(15,295)    $ (6,031)
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $  3,673     $  2,886
                                                   ========     ========
      Income taxes                                 $  5,202     $  3,555
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                    1993         1992
                                                    ----         ----

   Cash Flows from Operations                      $ 19,731     $ 35,322
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (24,317)     (25,700)
      Other investing activities                    (19,097)     (13,501)
                                                   --------     --------
      Net cash used in investing activities         (43,414)     (39,201)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,093)     (12,937)
      Issuance of common stock                          239       19,582
      Other stock activity, net                        (728)           -
      Issuance of long-term debt                     35,100       45,000
      Principal retired on long-term debt           (18,617)     (45,282)
      Short-term debt                                22,191       (2,650)
                                                   --------     --------
      Net cash provided by
         financing activities                        24,092        3,713
                                                   --------     --------
   Increase (decrease) in Cash and
      Cash Equivalents                                  409         (166)
   Cash and Cash Equivalents at
      Beginning of Period                               259          425
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $    668     $    259
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                    1993         1992
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 17,389     $ 14,750
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               13,235       12,141
         Deferred income taxes, net                   3,655        5,063
         Undistributed affiliate earnings            (1,031)        (662)
         Cash distributions received from
           investments                                1,154            -
         Other, net                                       -          (11)
      Change in assets and liabilities:
         Accounts receivable                           (306)      (7,823)
         Accrued utility revenue                     (1,951)        (311)
         Inventories                                 (7,645)        (583)
         Unrecovered/(refundable)
           purchased gas costs                       (1,564)       8,043
         Prepaid expenses                            (1,279)       2,814
         Accounts payable and accrued expenses       (2,042)       3,359
         Other assets/liabilities                       116       (1,458)
                                                   --------     --------
           Total adjustments                          2,342       20,572
                                                   --------     --------

      Cash flows from operations                   $ 19,731     $ 35,322
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $  9,581     $  9,812
                                                   ========     ========
      Income taxes                                 $ 11,484     $ 11,392
                                                   ========     ========


                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                December 31, 1993
                              (Thousands of Dollars)

   (1)  Regulatory Matters

        In July, 1993 the Company filed an application with the Connecticut Department of Public Utility Control (DPUC) to seek a potential rate increase of 9.6%, or approximately $25,000. The DPUC issued a decision on December 16, 1993 which allows an increase to the Company's rates of $7,600 or 2.8%. This decision reduces the Company's allowed rate of return on equity from 12.9% to 11.2% and provides for adequate recovery of all significant deferred items which were pending recovery. New rates are effective for service rendered on or after December 16, 1993.

   (2)  Post-Retirement Benefits Other Than Pensions

        Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions" (SFAS No. 106). In its December, 1993 Rate Decision (see Note 1.) the DPUC approved a five-year phase-in of SFAS No. 106 expenses. The implementation of SFAS No. 106 did not have a material impact on the Company's financial condition or results of operations.

   (3)  Income Taxes

        Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
        109), which supersedes Statement of Financial Accounting Standards No. 96 (SFAS No. 96), adopted by the Company in 1988. Because the Company has already adopted SFAS No. 96 the adoption of SFAS No. 109 did not have a material impact on the Company's financial condition or results of operations.

   (4)  Executive Restricted Stock Plan

        On October 1, 1993 23,340 restricted shares of the Company's common stock were granted to key employees under the executive restricted stock plan. Restrictions lapse and the shares vest over a three to five year period beginning October 1, 1993, as certain performance goals are achieved.

   (5)  Short-term Debt

        In December, 1993 the Company entered into an agreement for a $10,000 temporary unsecured line of credit with a bank, for use by the regulated gas operations. This line of credit expires on April 30, 1994. The interest rate is based upon the prime or money market rate and is determined at the time of each borrowing. There is a flat facility fee equal to 1/8% of the commitment.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (concluded)
                                December 31, 1993
                              (Thousands of Dollars)


        In November, 1993 the Company entered into an agreement for a $5,000 temporary unsecured line of credit with a bank, for use by the nonregulated operations. This line of credit expires on September 30, 1994. The interest rate is based upon the money market rate and is determined at the time of each borrowing. There is no commitment fee.

   (6)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                DECEMBER 31, 1993


   RESULTS OF OPERATIONS

   Higher net income and earnings per share were recorded by the Company in both the three months and twelve months ended December 31, 1993 when compared to 1992.

   Operating Revenues

   The increase in revenues in the three and twelve months ended December, 1993, as compared to 1992, is primarily generated from an increase in on-system sales as a result of colder weather during late December, and from limited term sales (LTS), a program initiated in fiscal 1993 whereby the Company sells gas supplies and transportation services by contract, off-system, nationwide. Lower revenues from interruptible sales, due to both lower prices and lower sales, partially offset these benefits in the three months ended December, 1993. In the twelve months ended December, 1993 benefits from LTS and on-system sales were partially offset by a higher level of deferral of profits by sharing mechanisms for possible future return to firm customers.

   Cost of Gas Purchased and Produced

   The Company's higher cost of gas in both the three months and twelve months ended December, 1993 as compared to 1992, is a result of higher volumes purchased and sold to support all sales, mitigated somewhat by lower commodity costs.

   Lower first quarter, fiscal 1994 gas costs related to interruptible sales produced higher interruptible profit margins and a benefit to earnings. Variations in firm gas costs do not impact margin because they are passed on to customers as adjustments to their bills.

   Income Taxes

   Additional flow-through depreciation deductions, associated with a major capitalized system enhancement, produced a decrease in federal and state income taxes in 1993, as compared to 1992, for both the three and twelve months ended periods.

   Operations and Maintenance Expenses

   Operations and maintenance (O&M) expenses are higher in 1993 for both the three and twelve months ended comparable periods as a result of higher expenses recorded in the quarter ending December, 1993. Increases in labor, uncollectibles, outside contracted services, computer costs, conservation program expenses, environmental cleanup costs and regulatory commission expenses more than offset decreases in employee benefits and insurance costs and other administrative and general expenses and the benefits of higher net service revenues.

   Other Income (Deductions)

   Net other income (deductions) is lower in 1993 as compared to 1992, primarily because of higher promotional advertising expenses and insurance costs and lower income from merchandising and jobbing activities. The Company's equity in the earnings of the Iroquois Gas Transmission System Limited Partnership and the equity component of an allowance for funds used during construction (AFUDC) partially offset some of these reductions to other income.

   Interest and Debt Expense

   The reduction in interest and debt expense in the twelve months ended December, 1993 as compared to 1992 reflects lower long-term interest rates, as a result of debt restructuring during the prior fiscal year, the debt component of AFUDC and lower short-term interest rates. These benefits are partially offset by higher levels of short-term borrowings.

   Nonregulated Operations

   The contribution to net income from the nonregulated operations was $.01 per share greater in the first quarter of 1993 as compared to 1992. Although there were lower sales in the quarter ending December, 1993, the nonregulated operations were still more profitable than in the first quarter of fiscal 1992 because of lower fuel costs and lower interest costs due to lower rates.

   There was no change in the nonregulated operations contribution to net income between years for the twelve months ended periods. In the twelve months ended December, 1993, benefits from higher sales, in response to weather variations, and higher rates, phased in during January, 1993, were offset by higher fuel costs, and the absence in 1993 of other income that was included in 1992 results.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Net cash provided by financing activities satisfied the Company's needs for working capital and construction funds during the first quarter of fiscal 1993 and 1992. The Company relies on its short-term lines of credit during this quarter to bridge the gap between when customers are billed, when their payments are received, and when the Company's payments are made for volumes of gas purchased which are high at the end of this quarter to satisfy customers needs in the winter heating season.

   Cash flows from operations and financing activities together provided working capital and funding for investing activities during the twelve months ended December, 1993 and 1992.

   Although the Company recorded both higher revenues and net income in 1993, cash flows from operations are lower for both the quarter and twelve months ended December, 1993 as compared to 1992 because of the overall timing of the receipt of the cash represented by revenues.

   In December, 1993 the Company entered into an agreement for a $10,000 temporary unsecured line of credit with a bank, for use by the regulated gas operations. This line of credit expires on April 30, 1994. The interest rate is based upon the prime or money market rate and is determined at the time of each borrowing. There is a flat facility fee equal to 1/8% of the commitment. This additional line of credit satisfies the regulated gas operations' short-term working capital needs.

   In November, 1993 the Company entered into an agreement for a $5,000 temporary unsecured line of credit with a bank, for use by the nonregulated operations. This line of credit expires on September 30, 1994. The interest rate is based upon the money market rate and is determined at the time of each borrowing. There is no commitment fee. This additional line of credit satisfies the nonregulated operations' short-term working capital needs.

   Regulatory Matters

   In July, 1993 the Company filed an application with the Connecticut Department of Public Utility Control (DPUC) to seek a potential rate increase of 9.6%, or approximately $25,000. The DPUC issued a decision on December 16, 1993 which allows an increase to the Company's rates of $7,600 or 2.8%. This decision reduces the Company's allowed rate of return from 12.9% to 11.2% and provides for adequate recovery of all significant deferred items. New rates are effective for service rendered on or after December 16, 1993.

   Adoption of New Accounting Standards

   Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions" (SFAS No. 106). In its December, 1993 Rate Decision (see Note 1.) the DPUC approved a five-year phase-in of SFAS No. 106 expenses. The adoption of SFAS No. 106 has not had a material impact on the Company's financial condition or results of operations.

   Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which supersedes Statement of Financial Accounting Standards No. 96 (SFAS No. 96), adopted by the Company in 1988. Because the Company has already adopted SFAS No. 96 the adoption of SFAS No. 109 has not had a material impact on the Company's financial condition or results of operations.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        None


   (b) A report on Form 8-K was filed on December 1, 1993 to file with the Commission, under Item 5. Other Information, the contents of a press release issued by the Company on November 23, 1993 to announce earnings data for the fiscal year ended September 30, 1993, and to file unaudited financial statements for the fiscal year ended September 30, 1993.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        02/11/94                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)