Form 10-Q
period 1994-03-31
CONNECTICUT NATURAL GAS CORP
filed 1994-04-28
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X)   QUARTERLY  REPORT   PURSUANT   TO   SECTION    13   OR 15(d)  OF   THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1994
                                  ---------------------
                                        OR

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

   ----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to Corporate Issuers). Number of shares of common stock outstanding as of the close of business on April 27, 1994: 9,539,078.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of March 31, 1994 and 1993 and the results of its operations and its cash flows for the three months, six months and twelve months ended March 31, 1994 and 1993 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
                     ASSETS                       1994         1993        1993
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 350,008   $ 340,728    $ 312,118
      Nonregulated energy                          61,907      61,447       59,133
      Construction work in progress                 1,262       1,355        1,759
                                                ---------   ---------    ---------
                                                  413,177     403,530      373,010
      Less-Allowance for depreciation             113,003     106,919      101,545
                                                ---------   ---------    ---------
                                                  300,174     296,611      271,465
                                                ---------   ---------    ---------

   Investments, at equity                           4,974       4,874        5,374
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                     1,399       1,546        1,643
      Accounts and notes receivable                67,961      29,979       62,108
      Allowance for doubtful accounts              (6,280)     (3,068)      (3,219)
      Accrued utility revenue                      12,576       4,632       10,988
      Inventories                                   7,330      20,413        4,592
      Prepaid expenses                              2,488       3,379        1,176
                                                ---------   ---------    ---------
                                                   85,474      56,881       77,288
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     53,181      51,023       50,798
      Recoverable transition costs                 14,903      15,000            -
      Other assets                                 20,067      20,196       26,174
                                                ---------   ---------    ---------
                                                   88,151      86,219       76,972
                                                ---------   ---------    ---------
                                                $ 478,773   $ 444,585    $ 431,099
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
         CAPITALIZATION AND LIABILITIES           1994         1993        1993
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  29,820   $  29,820    $  29,820
      Capital in excess of par value               66,816      66,915       66,840
      Retained Earnings                            54,368      39,744       49,480
                                                ---------   ---------    ---------
                                                  151,004     136,479      146,140
      Unearned compensation -
         Restricted stock awards                     (593)       (157)        (399)
      Treasury stock                                 (103)          -           (2)
                                                ---------   ---------    ---------
         Common stock equity                      150,308     136,322      145,739
      Preferred stock, not subject to
         mandatory redemption                         940         944          952
      Long-term debt                              136,793     137,984      120,062
                                                ---------   ---------    ---------
                                                  288,041     275,250      266,753
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                        -       4,500        5,900
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             4,222       4,653        4,508
      Notes payable and commercial paper           16,600      10,000        3,600
      Accounts payable and accrued expenses        35,068      42,084       29,383
      Refundable purchased gas costs               15,859       3,758       13,741
      Accrued liabilities                          11,173       4,528        8,154
                                                ---------   ---------    ---------
                                                   82,922      65,023       59,386
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        37,591      27,450       34,198
      Unfunded deferred income taxes               55,339      51,023       50,798
      Investment tax credits                        3,754       3,864        3,975
      Refundable taxes                              3,943       4,024        4,308
      Accrued transition costs                      4,236       7,678            -
      Other                                         2,947       5,773        5,781
                                                ---------   ---------    ---------
                                                  107,810      99,812       99,060
                                                ---------   ---------    ---------
                                                $ 478,773   $ 444,585    $ 431,099
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                   1994              1993
                                                ----------        ----------

   Operating Revenues                           $  122,565        $  106,397
   Less:  Cost of Energy                            66,126            58,565
          State Gross Receipts Tax                   5,454             4,501
                                                ----------        ----------
   Operating Margin                                 50,985            43,331
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             15,051            11,876
      Depreciation                                   4,002             3,137
      Income taxes                                  11,626             9,984
      Other taxes                                    2,050             1,797
                                                ----------        ----------
                                                    32,729            26,794
                                                ----------        ----------
   Operating Income                                 18,256            16,537
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             17                34
      Equity in partnership earnings                   226               121
      Other deductions                                (517)             (292)
      Income Taxes                                     133               (69)
                                                ----------        ----------
                                                      (141)             (206)
                                                ----------        ----------
   Interest and Debt Expense                         3,079             2,981
                                                ----------        ----------
   Net Income                                       15,036            13,350
   Less-Dividends on Preferred Stock                    16                17
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   15,020        $   13,333
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.57        $     1.40
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.36
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,539,078         9,542,055
                                                ==========        ==========

                      CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                     Six Months Ended
                                                        March 31,
                                               -----------------------------
                                                   1994              1993
                                                ----------        ----------

   Operating Revenues                           $  202,705        $  182,948
   Less:  Cost of Energy                           110,862           100,919
          State Gross Receipts Tax                   8,475             7,856
                                                ----------        ----------
   Operating Margin                                 83,368            74,173
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             27,642            22,804
      Depreciation                                   7,365             6,301
      Income taxes                                  16,335            15,792
      Other taxes                                    3,850             3,623
                                                ----------        ----------
                                                    55,192            48,520
                                                ----------        ----------
   Operating Income                                 28,176            25,653
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             31                61
      Equity in partnership earnings                   452               286
      Other deductions                                (904)             (320)
      Income Taxes                                     188              (110)
                                                ----------        ----------
                                                      (233)              (83)
                                                ----------        ----------
   Interest and Debt Expense                         6,227             6,074
                                                ----------        ----------
   Net Income                                       21,716            19,496
   Less-Dividends on Preferred Stock                    33                34
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   21,683        $   19,462
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     2.27        $     2.05
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.74        $     0.72
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,540,315         9,513,209
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                        March 31,
                                               -----------------------------
                                                   1994              1993
                                                ----------        ----------

   Operating Revenues                           $  285,094        $  259,484
   Less:  Cost of Energy                           155,082           137,503
          State Gross Receipts Tax                  11,714            11,247
                                                ----------        ----------
   Operating Margin                                118,298           110,734
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             52,781            47,884
      Depreciation                                  13,713            12,102
      Income taxes                                  13,981            14,679
      Other taxes                                    7,114             7,426
                                                ----------        ----------
                                                    87,589            82,091
                                                ----------        ----------
   Operating Income                                 30,709            28,643
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            576                69
      Equity in partnership earnings                 1,136               435
      Other income (deductions)                     (1,197)              103
      Income Taxes                                    (255)              (67)
                                                ----------        ----------
                                                       260               540
                                                ----------        ----------
   Interest and Debt Expense                        11,894            13,253
                                                ----------        ----------
   Net Income                                       19,075            15,930
   Less-Dividends on Preferred Stock                    66                68
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   19,009        $   15,862
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.99        $     1.74
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.48        $     1.44
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,541,288         9,114,019
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1994         1993
                                                     ----         ----

   Cash Flows from Operations                      $ 36,410     $ 23,409
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (4,887)      (3,912)
      Other investing activities                     (1,520)      (3,906)
                                                   --------     --------
      Net cash used in investing activities          (6,407)      (7,818)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,546)      (3,452)
      Issuance of common stock                           78          (73)
      Other stock activity, net                          (3)         (10)
      Issuance of long-term debt                          -            -
      Principal retired on long-term debt            (4,410)        (472)
      Short-term debt                               (21,391)     (10,200)
                                                   --------     --------
      Net cash provided (used) by
         financing activities                       (29,272)     (14,207)
                                                   --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                  731        1,384
   Cash and Cash Equivalents at
      Beginning of Period                               668          259
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,399     $  1,643
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 15,036     $ 13,350
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,108        3,227
         Deferred income taxes, net                   8,381        7,030
         Undistributed affiliate earnings              (226)        (121)
      Change in assets and liabilities:
         Accounts receivable                        (21,864)     (19,378)
         Accrued utility revenue                      4,252        3,889
         Inventories                                 11,439        6,532
         Unrecovered/(refundable)
           purchased gas costs                       14,456       10,774
         Prepaid expenses                              (593)        (560)
         Accounts payable and accrued expenses        4,304       (1,442)
         Other assets/liabilities                    (2,883)         108
                                                   --------     --------
           Total adjustments                         21,374       10,059
                                                   --------     --------

      Cash flows from operations                   $ 36,410     $ 23,409
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $  1,153     $  1,224
                                                   ========     ========
      Income taxes                                 $ (2,496)    $  1,100
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Cash Flows from Operations                      $ 21,115     $ 12,282
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (8,893)      (9,132)
      Other investing activities                     (5,113)        (758)
                                                   --------     --------
      Net cash used in investing activities         (14,006)      (9,890)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (7,092)      (6,904)
      Issuance of common stock                           73       16,596
      Other stock activity, net                        (715)         (10)
      Principal retired on long-term debt            (1,622)      (2,321)
      Short-term debt                                 2,100       (8,450)
                                                   --------     --------
      Net cash provided by
         financing activities                        (7,256)      (1,089)
                                                   --------     --------
   Decrease in Cash and
      Cash Equivalents                                 (147)       1,303
   Cash and Cash Equivalents at
      Beginning of Period                             1,546          340
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,399     $  1,643
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 21,716     $ 19,496
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                7,579        6,491
         Deferred income taxes, net                  12,149        7,549
         Undistributed affiliate earnings              (452)        (286)
      Change in assets and liabilities:
         Accounts receivable                        (34,770)     (31,776)
         Accrued utility revenue                     (7,944)      (6,695)
         Inventories                                 13,083        8,748
         Unrecovered/(refundable)
           purchased gas costs                       12,101        1,419
         Prepaid expenses                               891        1,182
         Accounts payable and accrued expenses         (371)       5,936
         Other assets/liabilities                    (2,867)         218
                                                   --------     --------
           Total adjustments                           (601)      (7,214)
                                                   --------     --------

      Cash flows from operations                   $ 21,115     $ 12,282
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $  4,825     $  4,110
                                                   ========     ========
      Income taxes                                 $  2,706     $  4,655
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Cash Flows from Operations                      $ 32,732     $ 26,397
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (25,292)     (24,638)
      Other investing activities                    (16,711)     (10,381)
                                                   --------     --------
      Net cash used in investing activities         (42,003)     (35,019)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,187)     (13,247)
      Issuance of common stock                          390       18,358
      Other stock activity, net                        (721)         (14)
      Issuance of long-term debt                     35,100       45,000
      Principal retired on long-term debt           (18,655)     (45,269)
      Short-term debt                                 7,100        4,800
                                                   --------     --------
      Net cash provided by
         financing activities                         9,027        9,628
                                                   --------     --------
   Increase (decrease) in Cash and
      Cash Equivalents                                 (244)       1,006
   Cash and Cash Equivalents at
      Beginning of Period                             1,643          637
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,399     $  1,643
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 19,075     $ 15,930
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               14,116       12,507
         Deferred income taxes, net                   5,006       (1,328)
         Undistributed affiliate earnings            (1,136)        (435)
         Cash distributions received from
           investments                                1,154            -
      Change in assets and liabilities:
         Accounts receivable                         (2,792)     (10,471)
         Accrued utility revenue                     (1,588)       1,629
         Inventories                                 (2,738)       2,002
         Unrecovered/(refundable)
           purchased gas costs                        2,118       (1,995)
         Prepaid expenses                            (1,312)         785
         Accounts payable and accrued expenses        3,704        7,493
         Other assets/liabilities                    (2,875)         280
                                                   --------     --------
           Total adjustments                         13,657       10,467
                                                   --------     --------

      Cash flows from operations                   $ 32,732     $ 26,397
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $  9,509     $  8,607
                                                   ========     ========
      Income taxes                                 $  7,888     $ 11,792
                                                   ========     ========


                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                  March 31, 1994
                              (Thousands of Dollars)

   (1)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  MARCH 31, 1994


   RESULTS OF OPERATIONS

   The Company has recorded an increase in net income and earnings per share for the periods ending March 31, 1994 as compared to 1993.

   Operating Margin

   Higher 1994 earnings are a result of higher operating margin, overall. New, higher firm natural gas rates, effective December 16, 1993 in compliance with the rate decision received from the Connecticut Department of Public Utility Control, contributed to the increase in operating margin.
   Additional contributions have come from higher firm sales, because of colder weather, lower gas costs, and higher margins on off-system contract sales. Interruptible margins were lower in 1994 for the comparable quarters due to higher gas costs associated with these sales. The six months and twelve months ended periods, however, benefited from higher margins earned on interruptible sales in fiscal 1994.

   The contribution to operating margin from nonregulated district heating and cooling operations is greater in fiscal 1994 because of higher rates from the last year of the three-year phase-in of higher steam and hot water rates, implemented in January, 1994, and from lower variable costs associated with purchased steam and hot water.

   Income Taxes

   Additional flow-through depreciation deductions associated with a major capitalized system enhancement offset higher Federal and State income taxes related to improved results of operations during fiscal 1994 and resulted in a decrease in income taxes from 1993 to 1994 in the twelve months ended periods.

   Operations and Maintenance Expenses

   General operations and maintenance expenses are greater in 1994 than in 1993 for all comparable periods. The most significant factor for this increase is the recording of additional uncollectibles expenses, a function of higher revenues and anticipated bad debt levels. Increases also occurred in costs for computer rentals, labor, workers compensation (due to premium credits received in 1993), conservation programs, environmental monitoring services, regulatory commission expenses and outside purchased services. These were partially offset by lower costs for insurance premiums and other administrative and general expenses and by higher net charge service revenues.

   Other Income (Deductions)

   Net other income (deductions) includes higher promotional advertising expenses and lower income from merchandising and jobbing activities in fiscal 1994.

   Interest and Debt Expense

   The benefits of lower long-term debt interest rates, resulting from the debt restructuring transactions completed in fiscal 1993, offset by higher short-term debt interest because of both higher average borrowing levels and a small rise in borrowing rates, are reflected in the change in interest and debt expense between 1994 and 1993.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Higher cash flows from operating activities recorded for the three, six and twelve months ended March, 1994, as compared to 1993, are indicative of the higher operating margins, the timing of the receipt of cash payments from customers, and the amount and timing of payments of invoices for volumes of gas purchased to serve customers. In the quarter and fiscal year-to-date 1994, cash flows from operations provided working capital and funding for construction and other investing and financing activities. In the twelve months ended March 1994, cash flows from operations and from financing activities together provided working capital and funding for construction and other investing activities.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        None


   (b) No reports on Form 8-K were filed for the three months ended March 31, 1994.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        04/28/94                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)