Form 10-K/A
period 1993-09-29
CONNECTICUT NATURAL GAS CORP
filed 1994-06-29
CIK 23432

===========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-K/A
                                  AMENDMENT NO. 1

   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                              ------------
   For the fiscal year ended September 30, 1993
                             ------------------
                                        OR,
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                              ---------------
   For the transition period from                 to
                                  ---------------    ------------------
   Commission file number 1-7727
                          ------
                        Connecticut Natural Gas Corporation
   ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Connecticut                                 06-0383860
   ---------------------------------------         ----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             100 Columbus Blvd.
             P.O. Box 1500
             Hartford, Connecticut                           06144-1500
   ---------------------------------------         ----------------------------
   (Address of principal executive offices)                  (Zip code)

   Registrant's telephone number, including area code (203) 727-3459
                                                         ---------------

       The purpose of this amendment is to file an amended Consolidated Statements of Capitalization to correct a typographical error in the Treasury Stock caption only (financial data has not changed) and to file as exhibits to Form 10-K the information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan and Union Employee Savings Plan for the fiscal year ending December 31, 1993.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized



                                          CONNECTICUT NATURAL GAS CORPORATION
                                          -----------------------------------
                                                   (Registrant)


   Date  June 27, 1994                    S/      Andrew H. Johnson
       ----------------                   ----------------------------------
                                                  Andrew H. Johnson
                                             Treasurer and Chief Accounting
                                                Officer


                                 (On behalf of the registrant and as Chief
                                    Accounting Officer)

                     Consolidated Statements of Capitalization
                            September 30, 1993 and 1992
                              (Thousands of Dollars)

                                                                             1993          1992
   Common Stock Equity:                                                      ----          ----
      Common stock, $3.125 par value, authorized
        20,000,000 shares, issued 9,542,295 shares
        in 1993 and 8,792,159 shares in 1992,
        outstanding 9,542,295 shares in 1993 and
        8,792,055 shares in 1992                                           $ 29,820      $ 27,476
      Capital in excess of par value                                         66,915        52,497
      Retained earnings                                                      39,744        36,888
                                                                           --------      --------
                                                                            136,479       116,861
                                                                           --------      --------
      Less:  Unearned compensation - restricted stock awards                   (157)         (308)
             Treasury stock, 104 shares in 1992                                   -            (2)
                                                                           --------      --------
                                                                            136,322       116,551
                                                                           --------      --------
   Preferred Stock, Not Subject to Mandatory
      Redemption:
      $3.125 par value, 8%, noncallable, authorized
        927,687 shares in 1993 and 933,739 shares
        in 1992, issued and outstanding 152,215 shares
        in 1993 and 158,267 shares in 1992, entitled to
        preference on liquidation at $6.25 per share                            476           494

      $100 par value, callable, authorized 9,999,644
        shares in 1993 and 1992
        6% Series B, issued and outstanding 4,680
        shares in 1993 and 1992                                                 468           468
                                                                           --------      --------
                                                                                944           962
                                                                           --------      --------
   Long-Term Debt:
      First Mortgage Bonds -
        6.375%, due 1992                                                          -           780
        8.8%, due 2002                                                       16,000        18,000
        9.16%, due 2004                                                      18,000        18,000
      Industrial Revenue Demand Bonds -
        1986 and 1988 series,
        weighted average interest rate of
        3.18% in 1993 and 6.0% in 1992, due 2006                             14,000        14,600
      First Mortgage Notes -
        9.25%, due 2010                                                           -        14,098
        10.5%, due 2010                                                       1,084         1,105
        14.5%, due 2010                                                           -           227
      Secured Note, 6.89%, due 2010                                          14,997             -
      Secured Term Note, 8.3%, due 1994                                         900         1,800
      Secured Term Note, 10.72%, due 1997                                     2,656         3,281
      Unsecured Medium Term Notes -
        6.48%, due 1997                                                      10,000        10,000
        7.61%, due 2002                                                      10,000        10,000
        6.85% to 9.1%, due 2012 to 2016                                      35,000        15,000
        8.96%, due 2017                                                      20,000        20,000
      Less - Current Maturities                                              (4,653)       (5,270)
                                                                           --------      --------
                                                                            137,984       121,621
                                                                           --------      --------
                                                                           $275,250      $239,134
                                                                           ========      ========

      The accompanying notes are an integral part of these financial statements.

                                      PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

   (a)  1. Financial Statements:
           --------------------

           The consolidated balance sheets, statements of income, statements of cash flows, statements of capitalization and statements of common stock equity, together with the notes to the financial statements and report thereon of Arthur Andersen & Co. dated December 7, 1993, are included in Part II, Item 8 herein.

        2. Financial Statement Schedules:
           -----------------------------

           The following financial statement schedules included herein under
           Item 14(d) are filed as part of this report. Schedules I, II, III, IV, VII, IX, X, XI, XII, and XIII are not submitted because they are not applicable or the information required to be included therein is contained in the financial statements and footnotes.

               V Property, Plant and Equipment (including intangibles) for the fiscal years ended September 30, 1993, 1992 and 1991

              VI Accumulated Depreciation and Amortization of Property, Plant and Equipment for the fiscal years ended September 30, 1993, 1992, and 1991

            VIII Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1993, 1992 and 1991

           Individual financial statements for the Company have been omitted as not being required since -

              1. Consolidated statements of the Company and one or more of its subsidiaries are filed; and

              2. The Company's total assets, exclusive of investments in and advances to its consolidated subsidiaries, constitute 75 percent or more of the total assets shown by the most recent year-end consolidated balance sheet filed and the Company's total gross revenues, exclusive of interest and dividends received, or its equity in the income of the consolidated subsidiaries, for the most recent period for which an income statement is filed, constitute 75 percent or more of the total gross revenues shown by the consolidated income statement filed.

        3. Exhibits
           --------

      Exhibit
      Number
   ------------

    3   Articles of Incorporation and By-Laws

             (i)  Charter of the Company and all Amendments thereto

            (ii) By-Laws of the Company, as amended, filed as Exhibit No. 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

    4   Instruments Defining Rights of Security Holders, Including Indentures

             (i) Indenture of Mortgage and Deed of Trust between The Hartford Gas Company and The First National Bank of Hartford, Trustee dated February 1, 1947, filed as Exhibit No. 2.2 to the Company's Registration Statement on Form S-7 filed with the Commission on December 8, 1970 (Commission File No. 2-38993)

            (ii) In addition to the Indenture of Mortgage and Deed of Trust referred to in 4(i) above, there have been sixteen supplemental indentures thereto, all of which have been filed with the Commission as follows:

                  (a) Supplemental indentures 1-9 filed as Exhibit No. 2.2 to the Company's Registration Statement on Form S-7 filed with the Commission on December 8, 1970 (Commission File No. 2-38993)

                  (b) Tenth Supplemental Indenture filed as Exhibit No. 2.3 to the Company's Registration Statement on Form S-7 filed with the Commission on March 3, 1972 (Commission File No. 2-43286)

                  (c) Eleventh Supplemental Indenture filed as Exhibit No. V to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1974, filed with the Commission in March, 1975 (Commission File No. 1-7727)

                  (d) Twelfth Supplemental Indenture filed as Exhibit No. 4(h) to the Company's Registration Statement on Form S-7 filed with the Commission on December 23, 1981 (Commission File No. 2-75457)

                  (e) Thirteenth Supplemental Indenture filed as Exhibit No. 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1982, filed with the Commission in August, 1982 (Commission File No. 1-7727)

                  (f) Fourteenth Supplemental Indenture filed as Exhibit No. 4(iii) to the Company's Current Report on Form 8-K, dated August 28, 1986, filed with the Commission in September, 1986 (Commission File No. 1-7727)

                  (g) Fifteenth Supplemental Indenture filed as Exhibit No. 4(iii) to the Company's Current Report on Form 8-K, dated December 8, 1987, filed with the Commission in December, 1987 (Commission File No. 1-7727)

                  (h) Sixteenth Supplemental Indenture filed as Exhibit No. 4(ii)(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, filed with the Commission in November, 1989 (Commission File No. 1-
                       7727)

    9   Voting Trust Agreement
           Not applicable

           --------

      Exhibit
      Number
   ------------

   10   Material Contracts

             (i) Underground storage service agreement (rate schedule SS-1) between the Company and PYEC, filed as Exhibit No. 10(vii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, filed with the Commission on March 30, 1982 (Commission File No. 1-7727)

            (ii)  Storage service transportation contract (rate schedule SST-
                  NE) between the Company and Tennessee for firm delivery of gas stored by PYEC, filed as Exhibit No. 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, filed with the Commission on March 30, 1982 (Commission File No. 1-7727)

           (iii) Officers' Retirement Plan of the Company, as amended, filed as Exhibit No. 10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, filed with the Commission on March 30, 1984 (Commission File No. 1-
                  7727)

            (iv) Agreement dated November 1, 1980 between the Company and Robert H. Willis, filed as Exhibit No. 10(j) to the Company's Registration Statement on Form S-7 filed with the Commission on December 23, 1981 (Commission File No. 2-75457)

             (v) Firm storage service transportation contract (rate schedule FSST-NE) between the Company and Tennessee for delivery of gas stored by Penn York, filed as Exhibit No. 10(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, filed with the Commission on March 30, 1986 (Commission File No. 1-7727)

            (vi) Firm storage service transportation contract (rate schedule FSST-NE) between the Company and Tennessee for delivery of gas stored by Consolidated, filed as Exhibit No. 10(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, filed with the Commission on March 30, 1986 (Commission File No. 1-7727)

           (vii) Loan Agreement and Amendments thereto, between The Hartford Steam Company and Connecticut National Bank, filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)

          (viii) Steam Supply Agreement and Amendments thereto, between the Hartford Steam Company and O'Brien Energy Systems, Inc. dated September 19, 1985, and as amended on February 25, 1987, and October 6, 1987, filed as Exhibit No. 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

            (ix) Canadian gas transportation contract (rate schedule CGT-NE) between the Company and Tennessee, dated December 1, 1987, filed as Exhibit No. 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10        (x)  Gas purchase contract between the Company and TransCanada
                  Pipelines Limited, dated September 14, 1987, filed as Exhibit
                  No. 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

            (xi) Gas sales agreement between the Company and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

           (xii) Restated and Amended Letter of Credit and Reimbursement Agreement by and between Affiliated Resources Corporation and Canadian Imperial Bank of Commerce, New York Agency, dated March 1, 1988, filed as Exhibit No. 10(xxiv) to the Company's Annual Report Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 29, 1989 (Commission File No. 1-7727)

          (xiii) Third Amendment, dated April 7, 1988, to the Steam Supply Agreement, between The Hartford Steam Company and O'Brien Energy Systems, Inc. dated September 19, 1985 (filed as Exhibit No. 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 29, 1989 (Commission File No. 1-7727)

           (xiv) Fourth Amendment, dated March 1, 1989, to the Steam Supply Agreement between The Hartford Steam Company and O'Brien Energy Systems, Inc., dated September 19, 1985 (filed as Exhibit No. 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

            (xv) Steam Supply Agreement between The Hartford Steam Company and Independent Energy Operations, Inc., dated December 3, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xvi) Partial Release of Mortgage agreement, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)), filed as Exhibit No. 10(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10     (xvii)  Fourth Amendment, dated August 15, 1989, to the Open End
                  Mortgage and Security Agreement between The Hartford Steam
                  Company and The Connecticut National Bank, dated March 1,
                  1983 (filed as Exhibit No. 10(xxii) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission
                  File No. 1-7727)), filed as Exhibit No. 10(xxvii) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March
                  28, 1990 (Commission File No. 1-7727)

         (xviii) Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989, filed as Exhibit No. 10(xxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xix) Collateral Assignment of Lease and Rentals, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989 (filed as Exhibit 10(xxviii) herein), filed as Exhibit No. 10(xxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

            (xx) Amended and Restated Loan Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 31, 1983, filed as Exhibit No. 10(xxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xxi) Precedent Agreement to First Amendment, dated September 14, 1988, to the Gas Sales Agreement between the Company and Boundary Gas, Inc., dated September 14, 1987 (filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission March 28, 1990 (Commission File No. 1-7727)

          (xxii) First Amendment, dated January 1, 1990, to the Gas Sales Agreement between the Company and Boundary Gas, Inc., dated September 14, 1987 (filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)), filed as Exhibit 10(xxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (xxiii)  Sixth Amendment, dated September 30, 1991, to the Loan
                  Agreement between The Hartford Steam Company and The
                  Connecticut National Bank, dated March 1, 1983 (filed as
                  Exhibit No. 10(xxii) to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxviii) to the Company's
                  Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December
                  23, 1991, (Commission File No. 1-7727)

          (xxiv) Medium Term Notes, Series A, Placement Agency Agreement among Connecticut Natural Gas Corporation, PaineWebber Incorporated and Smith Barney, Harris Upham & Co. Incorporated, dated November 1, 1991, filed as Exhibit No. 10(xxxix) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

           (xxv) Issuing and Paying Agency Agreement between The Connecticut National Bank and Connecticut Natural Gas Corporation, for the Medium Term Notes, Series A, dated November 1, 1991, filed as Exhibit No. 10(xl) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

          (xxvi) Connecticut Natural Gas Corporation Executive Restricted Stock Plan, filed as Exhibit A to the Company's definitive proxy statement dated March 26, 1991, filed with the Commission on March 26, 1991 (Commission File No. 1-7727)

         (xxvii) Gas Transportation Contract for Firm Reserved Service, dated February 7, 1991, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

        (xxviii) Gas Sales Agreement No. 1, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

          (xxix) Gas Sales Agreement No. 2, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

           (xxx) Gas Sales Agreement (ProGas), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

           --------

      Exhibit
      Number
   ------------

   10     (xxxi)  Gas Sales Agreement (ATCOR), dated February 7, 1991, between the Company and Alberta Northeast Limited, filed as Exhibit
                  No. 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

         (xxxii) Gas Sales Agreement (AEC), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

        (xxxiii) Gas Transportation Contract for Firm Reserved Service, dated October 20, 1992, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

         (xxxiv) Revolving Credit Agreement, dated March 30, 1993, between the Company and The First National Bank of Boston, filed as Exhibit No. 10(xlviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 3, 1993 (Commission File No. 1-7727)

          (xxxv) Secured Note Purchase Agreement, dated July 15, 1993, between the CNG Realty Copr. and the Aid Association for Lutherans, filed as Exhibit No. 10(xlix) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

         (xxxvi) Capital Contribution Support Agreement, dated April 15, 1993, among Connecticut Natural Gas Corporation, ENI Transmission Company and Bank of Montreal, filed as Exhibit No. 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

        (xxxvii) Steam and Chilled Water Supply Agreement, dated May 28, 1986, between Capitol District Energy Center Cogeneration Associates and Energy Networks, Incorporated

       (xxxviii)  Service Agreement #89102 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Company and Algonquin Gas Transmission
                  Company

         (xxxix) Service Agreement #93005 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company

            (xl) Service Agreement #93205 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company

           (xli) Service Agreement #93305 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company

           --------

      Exhibit
      Number
   ------------

   10     (xlii)  Service Agreement #93404 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Company and Algonquin Gas Transmission
                  Company

         (xliii) Service Agreement #9B103 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company

          (xliv) Service Agreement #9W005 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company

           (xlv) Service Agreement, dated June 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation

          (xlvi) Service Agreement (Rate Schedule CDS), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation

         (xlvii) Service Agreement #800341 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation

        (xlviii) Service Agreement #800294 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation

          (xlix) Service Agreement #800295 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation

             (l) Service Agreement #400148 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation

            (li) Service Agreement #400149 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation

           (lii) Service Agreement #400150 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation

          (liii) Service Agreement (Rate Schedule FTNN), dated October 1, 1993, between the Company and CNG Transmission Corporation

           (liv) Service Agreement (Rate Schedule GSS), dated November 1, 1993, between the Company and CNG Transmission Corporation

   (a)  3. Exhibits (concluded)
           --------

      Exhibit
      Number
   ------------

   11   Computation of Consolidated Primary and Fully Diluted Earnings Per
        Share

   12   Computation of Ratios
           Not applicable

   13   Annual Report to Stockholders for the Fiscal Year Ended September 30,
        1993
           Not applicable

   16   Letter Regarding Change in Certifying Accountant
           Not applicable

   18   Letter Regarding Change in Accounting Principles
           Not applicable

   21   Subsidiaries of the Registrant

   22   Published Report Regarding Matters Submitted to Vote of Security
        Holders
           None

   23   Consent of Independent Public Accountants

   24   Power of Attorney

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

             (i)  Exhibit Index

            (ii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1993

           (iii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1993


   Exhibits 3(ii), 4(i), 4(ii)(a), 4(ii)(b), 4(ii)(c), 4(ii)(d), 4(ii)(e),
   4(ii)(f), 4(ii)(g), 4(ii)(h), 10(i), 10(ii), 10(iii), 10(iv), 10(v),
   10(vi), 10(vii), 10(viii), 10(ix), 10(x), 10(xi), 10(xii), 10(xiii),
   10(xiv), 10(xv), 10(xvi), 10(xvii), 10(xviii), 10(xix), 10(xx), 10(xxi),
   10(xxii), 10(xxiii), 10(xxiv), 10(xxv), 10(xxvi), 10(xxvii), 10(xxviii),
   10(xxix), 10(xxx), 10(xxxi), 10(xxxii), 10(xxxiii), 10(xxxiv), 10(xxxv), and 10(xxxvi) listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference. All other exhibits referred to above are filed herewith.


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1993.