Form 10-Q
period 1994-06-30
CONNECTICUT NATURAL GAS CORP
filed 1994-08-03
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1994
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on July 29, 1994:  9,539,078.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of June 30, 1994 and 1993 and the results of its operations and its cash flows for the three months, nine months and twelve months ended June 30, 1994 and 1993 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
                     ASSETS                        1994        1993         1993
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 354,554   $ 340,728    $ 315,517
      Nonregulated energy                          62,481      61,447       59,968
      Construction work in progress                 1,305       1,355        1,430
                                                ---------   ---------    ---------
                                                  418,340     403,530      376,915
      Less-Allowance for depreciation             116,478     106,919      103,987
                                                ---------   ---------    ---------
                                                  301,862     296,611      272,928
                                                ---------   ---------    ---------

   Investments, at equity                           5,154       4,874        4,672
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                     1,093       1,546        1,303
      Accounts and notes receivable                48,110      29,979       39,003
      Allowance for doubtful accounts              (5,188)     (3,068)      (3,463)
      Accrued utility revenue                       2,668       4,632        3,286
      Inventories                                  15,989      20,413       13,554
      Prepaid expenses                              2,101       3,379        1,013
                                                ---------   ---------    ---------
                                                   64,773      56,881       54,696
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     53,181      51,023       50,798
      Recoverable transition costs                 14,903      15,000            -
      Other assets                                 20,267      20,196       29,778
                                                ---------   ---------    ---------
                                                   88,351      86,219       80,576
                                                ---------   ---------    ---------
                                                $ 460,140   $ 444,585    $ 412,872
                                                =========   =========    =========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
         CAPITALIZATION AND LIABILITIES            1994        1993         1993
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  29,820   $  29,820    $  29,820
      Capital in excess of par value               66,700      66,915       66,802
      Retained Earnings                            49,915      39,744       46,056
                                                ---------   ---------    ---------
                                                  146,435     136,479      142,678
      Unearned compensation -
         Restricted stock awards                     (402)       (157)        (332)
      Treasury stock                                 (103)          -            -
                                                ---------   ---------    ---------
         Common stock equity                      145,930     136,322      142,346
      Preferred stock, not subject to
         mandatory redemption                         939         944          952
      Long-term debt                              136,497     137,984      105,877
                                                ---------   ---------    ---------
                                                  283,366     275,250      249,175
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                        -       4,500        5,200
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             4,006       4,653        4,150
      Notes payable and commercial paper           20,800      10,000       22,900
      Accounts payable and accrued expenses        35,111      42,084       21,801
      Refundable purchased gas costs               10,002       3,758       10,652
      Accrued liabilities                           3,682       4,528          267
                                                ---------   ---------    ---------
                                                   73,601      65,023       59,770
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        33,902      27,450       33,899
      Unfunded deferred income taxes               55,339      51,023       50,798
      Investment tax credits                        3,699       3,864        3,919
      Refundable taxes                              3,943       4,024        4,308
      Accrued transition costs                      3,229       7,678            -
      Other                                         3,061       5,773        5,803
                                                ---------   ---------    ---------
                                                  103,173      99,812       98,727
                                                ---------   ---------    ---------
                                                $ 460,140   $ 444,585    $ 412,872
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                         June 30,
                                               -----------------------------
                                                   1994              1993
                                                ----------        ----------

   Operating Revenues                           $   50,003        $   42,267
   Less:  Cost of Energy                            26,669            20,963
          State Gross Receipts Tax                   1,851             1,828
                                                ----------        ----------
   Operating Margin                                 21,483            19,476
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             14,031            12,702
      Depreciation                                   4,073             3,196
      Income taxes                                    (835)              (25)
      Other taxes                                    1,772             1,427
                                                ----------        ----------
                                                    19,041            17,300
                                                ----------        ----------
   Operating Income                                  2,442             2,176
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                              4               570
      Equity in partnership earnings                   184               230
      Other deductions                                 (73)             (175)
      Income Taxes                                    (109)             (116)
                                                ----------        ----------
                                                         6               509
                                                ----------        ----------
   Interest and Debt Expense                         3,356             2,562
                                                ----------        ----------
   Net Income                                         (908)              123
   Less-Dividends on Preferred Stock                    16                16
                                                ----------        ----------
   Net Income Applicable to Common Stock        $     (924)       $      107
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $    (0.10)       $     0.01
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,539,078         9,542,216
                                                ==========        ==========

[CAPTION]

                      CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Nine Months Ended
                                                         June 30,
                                               -----------------------------
                                                   1994              1993
                                                ----------        ----------

   Operating Revenues                           $  252,708        $  225,215
   Less:  Cost of Energy                           136,766           121,883
          State Gross Receipts Tax                  10,326             9,684
                                                ----------        ----------
   Operating Margin                                105,616            93,648
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             42,438            35,505
      Depreciation                                  11,438             9,497
      Income taxes                                  15,500            15,767
      Other taxes                                    5,622             5,050
                                                ----------        ----------
                                                    74,998            65,819
                                                ----------        ----------
   Operating Income                                 30,618            27,829
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             34               631
      Equity in partnership earnings                   636               516
      Other deductions                                (977)             (496)
      Income Taxes                                      79              (225)
                                                ----------        ----------
                                                      (228)              426
                                                ----------        ----------
   Interest and Debt Expense                         9,582             8,636
                                                ----------        ----------
   Net Income                                       20,808            19,619
   Less-Dividends on Preferred Stock                    49                50
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   20,759        $   19,569
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     2.18        $     2.05
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.11        $     1.09
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,539,903         9,522,878
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                         June 30,
                                               -----------------------------
                                                   1994              1993
                                                ----------        ----------

   Operating Revenues                           $  292,830        $  260,590
   Less:  Cost of Energy                           160,787           138,924
          State Gross Receipts Tax                  11,737            11,240
                                                ----------        ----------
   Operating Margin                                120,306           110,426
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             54,111            48,821
      Depreciation                                  14,590            12,478
      Income taxes                                  13,171            14,118
      Other taxes                                    7,459             7,113
                                                ----------        ----------
                                                    89,331            82,530
                                                ----------        ----------
   Operating Income                                 30,975            27,896
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             10               637
      Equity in partnership earnings                 1,090               616
      Other income (deductions)                     (1,095)             (418)
      Income Taxes                                    (248)              143
                                                ----------        ----------
                                                      (243)              978
                                                ----------        ----------
   Interest and Debt Expense                        12,688            12,786
                                                ----------        ----------
   Net Income                                       18,044            16,088
   Less-Dividends on Preferred Stock                    66                67
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   17,978        $   16,021
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.88        $     1.72
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.48        $     1.45
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,540,506         9,322,222
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                        June 30,
                                                 ----------------------
                                                     1994         1993
                                                     ----         ----

   Cash Flows from Operations                      $  6,540     $  6,536
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (5,802)      (4,586)
      Other investing activities                     (1,262)      (2,831)
                                                   --------     --------
      Net cash used in investing activities          (7,064)      (7,417)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,545)      (3,547)
      Issuance of common stock                           74           28
      Other stock activity, net                           -            3
      Principal retired on long-term debt              (512)     (14,543)
      Short-term debt                                 4,200       18,600
                                                   --------     --------
      Net cash provided (used) by
         financing activities                           217          541
                                                   --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                 (307)        (340)
   Cash and Cash Equivalents at
      Beginning of Period                             1,399        1,643
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,092     $  1,303
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                        June 30,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $   (908)    $    123
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,173        3,282
         Deferred income taxes, net                  (3,744)        (355)
         Undistributed affiliate earnings              (184)        (230)
      Change in assets and liabilities:
         Accounts receivable                         18,759       23,349
         Accrued utility revenue                      9,908        7,702
         Inventories                                 (8,659)      (8,962)
         Unrecovered/(refundable)
           purchased gas costs                       (5,857)      (3,089)
         Prepaid expenses                               387          163
         Accounts payable and accrued expenses       (7,448)     (15,469)
         Other assets/liabilities                       113           22
                                                   --------     --------
           Total adjustments                          7,448        6,413
                                                   --------     --------

      Cash flows from operations                   $  6,540     $  6,536
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $  4,099     $  3,508
                                                   ========     ========
      Income taxes                                 $  5,618     $  4,150
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                   Nine Months Ended
                                                        June 30,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Cash Flows from Operations                      $ 27,655     $ 17,745
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (14,695)     (13,718)
      Other investing activities                     (6,375)      (2,516)
                                                   --------     --------
      Net cash used in investing activities         (21,070)     (16,234)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (10,637)     (10,451)
      Issuance of common stock                          147       16,624
      Other stock activity, net                        (715)          (7)
      Principal retired on long-term debt            (2,134)     (16,864)
      Short-term debt                                 6,300       10,150
                                                   --------     --------
      Net cash provided by
         financing activities                        (7,039)        (548)
                                                   --------     --------
   Decrease in Cash and
      Cash Equivalents                                 (454)         963
   Cash and Cash Equivalents at
      Beginning of Period                             1,546          340
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,092     $  1,303
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Nine Months Ended
                                                        June 30,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 20,808     $ 19,619
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               11,752        9,773
         Deferred income taxes, net                   8,405        7,194
         Undistributed affiliate earnings              (636)        (516)
      Change in assets and liabilities:
         Accounts receivable                        (16,011)      (9,500)
         Accrued utility revenue                      1,964        1,007
         Inventories                                  4,424         (214)
         Unrecovered/(refundable)
           purchased gas costs                        6,244       (1,670)
         Prepaid expenses                             1,278        1,345
         Accounts payable and accrued expenses       (7,819)      (9,533)
         Other assets/liabilities                    (2,754)         240
                                                   --------     --------
           Total adjustments                          6,847       (1,874)
                                                   --------     --------

      Cash flows from operations                   $ 27,655     $ 17,745
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $  8,924     $  7,618
                                                   ========     ========
      Income taxes                                 $  8,324     $  8,805
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                        June 30,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Cash Flows from Operations                      $ 31,833     $ 16,780
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (26,508)     (24,649)
      Other investing activities                    (14,239)      (5,523)
                                                   --------     --------
      Net cash used in investing activities         (40,747)     (30,172)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,185)     (13,630)
      Issuance of common stock                          436       17,092
      Other stock activity, net                        (724)          (8)
      Issuance of long-term debt                     35,100       25,000
      Principal retired on long-term debt            (4,624)     (29,331)
      Short-term debt                                (7,300)      13,650
                                                   --------     --------
      Net cash provided by
         financing activities                         8,703       12,773
                                                   --------     --------
   Increase (decrease) in Cash and
      Cash Equivalents                                 (211)        (619)
   Cash and Cash Equivalents at
      Beginning of Period                             1,303        1,922
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,092     $  1,303
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                        June 30,
                                                 ----------------------
                                                    1994         1993
                                                    ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 18,044     $ 16,088
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               15,007       12,889
         Deferred income taxes, net                   1,617         (636)
         Undistributed affiliate earnings            (1,090)        (616)
         Cash distributions received from
           investments                                  251            -
      Change in assets and liabilities:
         Accounts receivable                         (7,382)      (4,639)
         Accrued utility revenue                        618          437
         Inventories                                 (2,435)      (5,243)
         Unrecovered/(refundable)
           purchased gas costs                         (650)      (4,724)
         Prepaid expenses                            (1,088)        (214)
         Accounts payable and accrued expenses       11,725        2,957
         Other assets/liabilities                    (2,784)         481
                                                   --------     --------
           Total adjustments                         13,789          692
                                                   --------     --------

      Cash flows from operations                   $ 31,833     $ 16,780
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest (net of amount capitalized)         $ 10,100     $  9,315
                                                   ========     ========
      Income taxes                                 $  8,372     $ 11,172
                                                   ========     ========


                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1994
                              (Thousands of Dollars)


   (1)  Federal Energy Regulatory Commission (FERC) Order No. 636 Transition
        Costs

        The Company began to be billed for FERC Order No. 636 transition costs from its pipeline suppliers in June, 1993. Through June, 1994 the Company has paid and deferred $6,700 of an estimated $15,000 of potential transition costs. In July, 1994 the Connecticut Department of Public Utility Control (DPUC) issued a decision allowing Connecticut natural gas distribution companies to recover these costs from amounts which would otherwise have been refunded to customers and the opportunity, if necessary, for surcharges added to future customers' bills. Pursuant to this decision, in July, 1994 the Company recognized the full recovery of the $6,700 transition costs paid to date.


   (2)  Long-term Debt

        In May, 1994 the DPUC issued a decision approving the Company's application to establish a four-year, Medium Term Note (MTN) program. The decision allows the Company to issue up to $75,000 of unsecured MTNs at maturities not exceeding thirty years, at terms approved by the DPUC.

        In July, 1994 the Company issued $10,000 of MTNs at 7.82%, due 2004. There are no call provisions or sinking fund requirements associated with these MTNs. The proceeds were used by the regulated operations to repay $5,000 of existing 4.88% short-term debt and for working capital.



   (3)  Environmental Matters

        In May, 1994 the Company paid an immaterial amount to fulfill its obligation as a potentially responsible party in connection with the Yellow River Road Superfund site in Florida.


   (4)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  JUNE 30, 1994
                 (Thousands of Dollars Except Per Share Amounts)

   RESULTS OF OPERATIONS

   Higher net income and earnings per share have been recorded for the nine months and twelve months ended June, 1994, as compared to 1993. However, a net loss has been recorded for the quarter ending June, 1994, compared to net income recorded in the third quarter of fiscal 1993. Higher operating margins were realized throughout 1994, and all reported periods include benefits from lower income taxes because of increased deductions. However, in the three months ended June, 1994 increases in operating and maintenance expenses and interest and debt expense and substantially lower other income more than offset higher margins and lower income taxes.

   Operating Margin

   Higher operating margin has been recorded in fiscal 1994, principally due to higher firm rates effective December, 1993. All 1994 reported periods also benefited from a portion of a pipeline refund and greater interruptible margins retained by the Company. Nine months and twelve months ended June, 1994 higher operating margins have also been supported by higher firm sales, because of colder weather, lower gas costs, and higher margins earned on interruptible sales and off-system contract sales. Three months ended June, 1994 recorded lower firm sales as a result of a milder spring and higher interruptible sales.

   Nonregulated district heating and cooling operations (DHC) continue to contribute more to operating margin in fiscal 1994 because of the last phase-in of new steam and hot water rates in January, 1994 and lower variable costs associated with purchased steam and hot water.

   Income Taxes

   In the quarter ended June, 1994, conforming to industry practice, the Company recorded previously unrecognized deductions relating to cost of removal expenses for the retirements of plant and equipment. The Company has requested and expects to receive approval for this change from the Internal Revenue Service. This has provided a benefit to earnings from lower income taxes of $725 or $.08 per share for the three, nine and twelve months ended June, 1994 and will be an ongoing benefit from this point forward. Additional flow-through depreciation deductions associated with a major capitalized software system has provided a nine and twelve months ended June, 1994 benefit to earnings of $933 or $.10 per share from lower income taxes and offset higher Federal and State income taxes related to improved results of operations during these periods.

   Operations and Maintenance Expenses

   Higher operations and maintenance expenses were recorded in 1994 as compared to 1993 for all periods presented. The most significant factor for this increase is the recording of additional uncollectibles expenses, including receivable amounts forgiven under the Company's state mandated hardship arrearage forgiveness program, as allowed in the December, 1993 rate decision. Increases also occurred in costs for computer rentals, labor, employee benefits, workers compensation (due to premium credits received in 1993), conservation programs, environmental monitoring services, regulatory commission expenses and outside purchased services. These were partially offset by lower other administrative and general expenses and by higher net charge service revenues.

   Other Income (Deductions)

   Fiscal 1993 included unusually high income from an allowance for equity funds used during construction, a result of a major long-term capital project completed in 1993. There is no similar project in fiscal 1994. This is the principal reason why other income (deductions) is a substantially lower positive amount in the three months ended June, 1994 and a deduction to net income for the nine and twelve months ended June, 1994. Net other deductions also include higher promotional advertising expenses in all reported periods and lower income from merchandising and jobbing activities in the quarter and nine months ended June, 1994.

   Interest and Debt Expense

   Higher short-term borrowing rates on higher average borrowing levels and a substantially lower 1994 allowance for borrowed funds used during construction have increased the Company's interest and debt expense in 1994. Offsetting these factors is the benefit of lower long-term debt interest rates, as a result of the debt refinancings completed in fiscal 1993.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash flows from operations provided working capital and funding for construction and other investing and financing activities in the nine months ended June, 1994. In the quarter and twelve months ended June, 1994 cash flows from operations and from financing activities together provided working capital and funding for construction and other investing activities. Cash flows from operating activities were higher in 1994, as compared to 1993, for all reported periods. These higher levels are a result of the higher operating margins, the timing of the receipt of cash payments from customers, the amount and timing of payments of invoices for volumes of gas purchased to serve customers, and a refund received from a pipeline supplier during the quarter ended June, 1994.

   In May, 1994 the Connecticut Department of Public Utility Control (DPUC) issued a decision approving the Company's application to establish a four-year, Medium Term Note (MTN) program. The decision allows the Company to issue up to $75,000 of unsecured MTNs at maturities not exceeding thirty years, at terms approved by the DPUC.

   In July, 1994 the Company issued $10,000 of MTNs at 7.82%, due 2004. There are no call provisions or sinking fund requirements associated with these MTNs. The proceeds were used by the regulated operations to repay $5,000 of existing 4.88% short-term debt and for working capital.

   Federal Energy Regulatory Commission (FERC) Order No. 636 Transition Costs

   The Company began to be billed for FERC Order No. 636 transition costs from its pipeline suppliers in June, 1993. Through June, 1994 the Company has paid and deferred $6,700 of an estimated $15,000 of potential transition costs. In July, 1994 the DPUC issued a decision allowing Connecticut natural gas distribution companies to recover these costs from amounts which would otherwise have been refunded to customers and the opportunity, if necessary, for surcharges added to future customers' bills. Pursuant to this decision, in July, 1994 the Company recognized the full recovery of the $6,700 transition costs paid to date.

   Environmental Matters

   In May, 1994 the Company paid an immaterial amount to fulfill its obligation as a potentially responsible party in connection with the Yellow River Road Superfund site in Florida.

   In May, 1994 the DHC received a notice of violation (NOV) from the State of Connecticut Department of Environmental Protection (DEP). The NOV cites failure to accurately and completely monitor discharges of non-contact cooling water into the Connecticut River. Management is of the opinion that the NOV is primarily related to issues of record keeping, measurement and calculation methods. The Company's representatives have met with DEP officials and have submitted a response to the DEP describing proposed corrective actions. Several corrective measures have already been implemented at this time. To date, DEP has not imposed any fines on the Company related to this NOV.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        None


   (b) A report on Form 8-K was filed on May 23, 1994 to file with the Commission, under Item 5. Other Information, the contents of the Decision issued by the State of Connecticut Department of Public Utility Control on May 11, 1994 approving the Company's program to issue up to $75 million of Medium Term Notes.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        08/03/94                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)