Form 10-K
period 1994-09-30
CONNECTICUT NATURAL GAS CORP
filed 1994-12-27
CIK 23432

===========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                     FORM 10-K
   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                              ------------
   For the fiscal year ended September 30, 1994
                             ------------------
                                        OR,
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                              ---------------
   For the transition period from                 to
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

   Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of Each Exchange on
              Title of Each Class                        Which Registered
              -------------------                  ----------------------------
       Common Stock - $3.125 Par Value                New York Stock Exchange
   ----------------------------------------        ----------------------------

   Securities registered pursuant to Section 12(g) of the Act:
   None
   ---------------------------------------------------------------------------
                                 (Title of Class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                -----
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.    Yes  x   No
                                                        -----    -----
   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)
      The aggregate market value of the voting stock held by nonaffiliates
   ---------------------------------------------------------------------------
      of the Registrant on November 10, 1994 was $228,382,845.
   ---------------------------------------------------------------------------
   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).
   ---------------------------------------------------------------------------
     Number of shares of Common Stock outstanding as of the close of business
   ---------------------------------------------------------------------------
     on December 9, 1994 was 9,931,279
   ---------------------------------------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the
   Part of the Form 10-K into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement;
   and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the
   Securities Act of 1933.  The listed documents should be clearly described for identification purposes.
      Definitive Proxy Statement for the Company's January, 1995 Annual
   ---------------------------------------------------------------------------
      Meeting (Part III)
   ---------------------------------------------------------------------------

                                      PART I

   ITEM 1. BUSINESS
   ----------------

     General
     -------

     Connecticut Natural Gas Corporation (the Company) is an energy provider headquartered in Hartford, Connecticut. The Company is a Connecticut corporation organized in 1848. At September 30, 1994, the Company employed 642 people. The Company is engaged primarily in the distribution and sale of natural gas at retail in Hartford and 20 other cities and towns in central Connecticut and in Greenwich, Connecticut. The Company also provides nonregulated energy-related products and services, primarily district heating and cooling. The Company, therefore, considers itself to be primarily in the energy business. The Company's common stock is traded on the New York Stock Exchange. Previously issued preferred stock is traded on the over-the-counter market.

     Gas operating revenues were $267,752,000 for the fiscal year ended September 30, 1994 and were derived approximately 54% from residential customers, 22% from commercial firm customers, 2% from industrial firm customers, 12% from interruptible customers, 7% from limited term sales and 3% from the aggregate of transportation of customer-owned gas, sales of gas to other utilities, sales to cogeneration facilities, and other gas-related revenues. There were no sales to affiliated companies. The gas distribution business contributed 91% of consolidated revenues over the three fiscal years ending 1994. During the fiscal year ended September 30, 1994, the peak-day sendout of gas was 275,394,000 cubic feet which occurred on January 20, 1994.

     Segment information for all relevant periods is included in the Notes to the Financial Statements filed in Part II, Item 8 of this report.


     Seasonality
     -----------

     The Company's operations are seasonal. Most of the Company's gas revenues and related operating expenses occur during the winter heating season, October to April. Natural gas usage in the Company's service area is greater for heating purposes in winter and less for cooling in summer. Natural gas usage for nonheating purposes remains steady throughout the year. Accordingly, earnings are highest during the first and second quarters of the fiscal year, which begins October 1, and the third and fourth quarters frequently show a net loss. The impact of seasonality on cash flows is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's nonregulated district heating and cooling businesses experience peak loads during the winter heating and summer cooling seasons.

     Regulatory Jurisdiction
     -----------------------

     The Company's gas distribution business is subject to regulation by the Connecticut Department of Public Utility Control (DPUC) as to franchises, rates, standards of service, issuance of securities, safety practices and certain other matters. Retail sales of gas by the Company and transportation of gas owned by others are made pursuant to rate schedules and contracts filed with and subject to DPUC approval. In general, the firm rate schedules provide for reductions in the unit price of gas as greater quantities are used. The rate schedules contain purchased gas adjustment provisions as described in Note 1 to the Financial Statements (included in Part II, Item 8 herein).

     Under Connecticut law, the Company's subsidiaries are not public service companies, and hence they are not subject to regulation by the DPUC. However, significant intercompany transactions between the Company and subsidiaries are subject to review and/or approval by the DPUC.

     The regulation of interstate sales of natural gas is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company is subject to the direct jurisdiction of the FERC for any sales for resale the Company makes in interstate commerce. The FERC regulates the Company's pipeline gas suppliers, and the Company closely follows and participates in numerous proceedings before FERC. Through a nonregulated subsidiary, ENI Transmission Company (ENIT), the Company is a 2.4% equity partner in the Iroquois Gas Transmission System Limited Partnership (Iroquois) which is subject to regulation by FERC.


     Gas Supply
     ----------

     The Company's current gas supply contract portfolio reflects the results of a continuing supply diversification strategy. The purpose of such a strategy is to hold a secure, best cost gas supply portfolio, thereby maintaining a competitive advantage over the other energy providers. This, in turn, will enhance growth while continuing to serve existing customers at the lowest possible cost.

     The Company purchases natural gas on a long-term basis from producers and, when economics dictate, on a short-term basis in the spot market.
     Pipeline services purchased include firm and interruptible transportation service. Gas storage service in the northeast and in the southwest production area is purchased from both pipelines and storage contractors.

     The Company's principal and most economical source of gas is pipeline-delivered natural gas. The Company also utilizes liquefied natural gas
     (LNG) and, to a much lesser extent, propane mixed with air (LP-Air). LNG is usually more expensive than natural gas, and LP-Air is virtually always more expensive than natural gas. Therefore, they are used primarily during the winter months for peak shaving when the demand for gas is greatest and exceeds deliverable supplies of natural gas through the pipelines.

     The Company currently holds pipeline transportation contracts with Algonquin Gas Transmission Company (Algonquin), CNG Transmission Corporation (CNGT), Iroquois Gas Transmission System (Iroquois), National Fuel Gas Supply Corporation (National), Tennessee Gas Pipeline Company (Tennessee), Texas Eastern Gas Transmission Corporation (TETCO), and Transcontinental Gas Pipeline Corporation (TRANSCO). Supply contracts signed directly with upstream producers back these transportation contracts.

     Firm transportation on Algonquin is contracted for on an MMBtu (Million British Thermal Units) basis under eight (8) contracts. They are all under rate schedule AFT-1 and total 87,007 MMBtu's in Maximum Daily Quantity (MDQ) and 26,925,332 MMBtu's in Annual Contract Quantities (ACQ). The expiration dates for these contracts vary from 1995 to 2004.

     The Company has also contracted for upstream firm transportation on CNGT for an MDQ of 6,340 MMBtu's and an ACQ of 2,314,100 MMBtu's under rate schedule FTNN, expiration date 2003; on National for an MDQ of 1,915 MMBtu's and an ACQ of 698,975 MMBtu's under rate schedule EFT; and on TRANSCO for an MDQ of 1,814 MMBtu and an ACQ of 662,110 MMBtu's under rate schedule FT, expiration date 2008.

     The Company holds five (5) long-haul, firm transportation contracts with Tennessee which total 41,055 MMBtu's daily and 14,985,075 MMBtu's annually. These long-haul, firm transportation contracts expire in 2000. In addition to these contracts, the Company also has several other firm transportation contracts in place: 27,379 MMBtu's daily and 9,993,335 MMBtu's annually under rate schedule FT-A; 8,231 MMBtu's daily and 3,004,315 MMBtu's annually under rate schedule SST-NE; 5,653 MMBtu's daily and 2,063,345 MMBtu's annually under rate schedule FSST-NE; and 1,283 MMBtu's daily and 468,295 MMBtu's annually under rate schedule CGT-NE. These additional contracts expire between 2000 and 2008.

     On TETCO the Company has contracted for an MDQ of 58,392 MMBtu's and an ACQ of 21,313,080 MMBtu's annually of firm transportation under five (5) contracts. Two contracts are under rate schedule CDS for 30,851 MMBtu's daily with the remainder of the volume, 27,541 MMBtu's daily, under rate schedule FT-1. Expiration dates for these contracts vary from 1995 through 2004.

     The Company has a contract with Boundary Gas, Inc. for 735,110 MMBtu's per year of gas supply which expires in 2003. This supply is imported from Canada and is ultimately delivered to the Company by firm transportation on Tennessee.

     The Company also receives Canadian gas through the Iroquois pipeline. The firm transportation contracts with Iroquois total 25,000 MCF daily and 9,125,000 MCF annually. The Iroquois firm transportation contract expires in 2012. Iroquois is a pipeline system extending from the New York/Canadian border through the states of New York and Connecticut. The Canadian gas supply is produced in the Alberta Province of Canada and then transported through Canada on the TransCanada pipeline system. The Company's Canadian gas supply is purchased under long-term contracts through Alberta Northeast Gas Limited which is a consortium of local gas distribution companies. These supply contracts expire in 2007.

     The Company has contracted for storage service under which gas available during the warmer months of the year is stored underground, out of state for use during the winter and balancing throughout the year. Certain storage and firm transportation contracts with TETCO provide for 1,849,579 MMBtu's annually and expire between 2000 and 2004.

     The Company has two agreements with CNGT which provide storage service only. One provides for annual storage capacity of 66,775 MMBtu's, expiration date 2000, and the other for 1,235,603 MMBtu's, expiration date 2006. A similar contract with Tennessee provides for 1,020,705 MMBtu's annually and expires in 2000. The storage gas under these contracts is delivered to the Company's city gate via one of the short-haul, firm transportation contracts with Tennessee.

     The Company's storage contract with Penn-York Energy Corporation (PYEC) for 1,200,000 MCF expires in 1995. Transportation for the volumes withdrawn from this storage is also provided by Tennessee through short-haul, firm transportation contracts.

     The Company has a production area storage service contract with First Reserve Corporation. The storage is located in the State of Mississippi and provides the Company with a deliverability of 10,000 MMBtu's per day and a storage capacity of 100,000 MMBtu's with rapid turnover ability. This storage service has access on a firm basis to Tennessee and TETCO. It is used to back up supply-related force majeure events from the Company's producer suppliers. This service also allows for supply balancing and provides additional flexibility in the Company's gas purchasing.

     The gas supply which feeds into the Company's firm transportation rights on the interstate pipelines has been contracted for directly with producers of natural gas (Direct Producer Contracts). The Direct Producer Contracts are diverse in terms of expiration date, supply location, price, flexibility, etc. as part of the Company's gas supply diversification strategy.

     The Company continues to be very active in the area of purchasing gas directly from producers both in the spot market and under long-term arrangements. Currently the Company purchases all of its gas under such arrangements. Spot market volumes are those purchased under short-term arrangements from producers and gas withdrawn from storage which had been purchased directly from producers for injection to that storage. Spot market purchases are set by negotiation with the supplier. Previously, much of the spot market gas was transported under interstate pipelines' interruptible transportation service, and the long-term producer contracts were transported under pipelines' firm transportation service. Under FERC Order 636, the Company expects to much more extensively use firm transportation service and greatly decrease its use of interruptible transportation service.

     Under FERC Order 636, a pipeline may not terminate service to a long-term firm transportation shipper if that customer elects to exercise a "right of first refusal" which requires the customer to match the price and length terms of another offer to continue to purchase such service following the initial contract term expiration. The price for such continued firm transportation service would be capped at the maximum price determined as a just and reasonable rate under FERC jurisdiction.

     In addition to its pipeline gas supplies, the Company owns an LNG plant in Rocky Hill, Connecticut. This plant has the design capacity to liquefy approximately 6,000 MCF per day and store 1,206,000 MCF. The LNG plant is not a source of additional gas, but it permits the Company to liquefy and store gas during the summer and to deliver the stored gas during the following winter. The plant has the design capacity to vaporize 60,000 MCF per day.

     LP-Air is a source of peak shaving supply to the Company. The Company has approximately 1,000,000 gallons of on-site propane storage which can produce the equivalent of approximately 16,584 MCF of natural gas per day.


     Regulatory Matters
     ------------------

     In December, 1993 the Connecticut Department of Public Utility Control
     (DPUC) issued a final decision on the Company's July, 1993 rate request, authorizing an increase to the Company's rates of $7,600 or 2.8% and allowing a return on equity of 11.2%. The Company had requested an increase of 9.6%, or approximately $25,000. New rates became effective for service rendered on or after December 16, 1993. Although the rate decision did not provide the full increase requested, the DPUC approved recovery of all significant items deferred on the balance sheet, pending recovery, at September 30, 1993. In addition, the Company has been allowed to defer for consideration in future rate proceedings expenses incurred above annual levels authorized in current rates for certain areas including: conservation expenses, economic development expenses, postretirement benefits, potential costs related to environmental remediation and the shortfall on collection of accounts receivable from hardship customers who are protected by statute from service termination during the winter months. The overall effect of the treatment given these items in the rate order is to reduce the impact of the shortfall between the rate relief requested and the amount which was granted in the final decision.

     The recovery method and amount related to FERC Order 636 transition costs was the subject of a special proceeding initiated by the DPUC in January, 1994. In July, 1994 the DPUC issued a decision allowing Connecticut's natural gas distribution companies to recover these costs from amounts which would otherwise have been refunded to customers and the opportunity, if necessary, for surcharges added to customers' future bills. Additional information regarding FERC Order 636 transition costs is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, filed in Part II, Item 7 of this report, and the Notes to the Financial Statements, filed in Part II, Item 8 of this report.

     In May, 1994 the DPUC approved the Company's Series B Medium Term Note
     (MTN) program which permits the issue of up to $75,000 of unsecured MTNs, under varying terms, over a four-year period, at maturities not exceeding thirty years.

     In August, 1994 the DPUC approved the Company's request to issue up to 400,000 shares of common stock through a public offering which was completed in October, 1994 for 392,200 shares.


     Environmental Considerations
     ----------------------------

     The Company has not experienced and does not anticipate any significant problem in complying with laws and regulations pertinent to its business concerned with protecting the environment. Additional information regarding environmental considerations is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, filed in Part II, Item 7 of this report, and the Notes to the Financial Statements, filed in Part II, Item 8 of this report.


     Subsidiary Operations (Consolidated)
     ------------------------------------

     At September 30, 1994, consolidated subsidiaries of the Company included CNG Realty Corp. (CNGR), ENI Transmission Company (ENIT) and Energy Networks, Inc. (ENI).

     CNGR, formed in 1977, is a single purpose corporation which owns the Operating and Administrative Center located on a 7-acre site in downtown Hartford, CT. This facility is leased to the Company. CNGR engages in no other business activity. At September 30, 1994, CNGR had an investment in plant of approximately $17,394,000 and no revenues from unaffiliated businesses for the year then ended.

     ENIT was formed in 1986 to own the Company's 2.4% share of Iroquois. Iroquois operates a natural gas pipeline which transports Canadian natural gas into the states of New York, Massachusetts and Connecticut. At September 30, 1994, ENIT's investment in Iroquois amounted to $4,353,000. The Company, together with all other partners in Iroquois, has entered into a Capital Contribution Support Agreement (agreement) to support a one-year, renewable letter of credit which was issued to Iroquois. ENIT's support obligation under this agreement amounts to 2.4% of the outstanding principal on the letter of credit at any time and was approximately $860,000 at September 30, 1994. ENIT recorded income of $422,000 related to Iroquois during fiscal 1994.

     ENI was incorporated in 1982 and is a nonregulated company engaged in the operations described in the following paragraphs. ENI and its wholly owned subsidiary, The Hartford Steam Company (HSC), provide district heating and cooling (DHC) services to a number of large buildings in Hartford, CT. ENI also provides DHC customers with energy system operating and maintenance services. In 1994 these services were gathered in to a separate operating group known as Energy Services. ENI's other nonregulated operating divisions offer energy equipment rentals and property rentals and own a 3,000 square foot building in Hartford, CT, and a 42,000 square foot building in Greenwich, CT.

     HSC, incorporated in Connecticut in 1961, owns and operates a central production plant and distribution system for the processing and distribution of steam for heating and chilled water for cooling to a number of offices, stores and other large buildings in downtown Hartford, CT. HSC's investment in its plant and distribution system was approximately $40,411,000 as of September 30, 1994. Revenues were $16,871,000 for the fiscal year then ended, including $382,000 from affiliated companies.

     HSC produces its own chilled water supply for district cooling. HSC purchases its steam supply for district heating and for the production of chilled water from two local cogeneration facilities. The primary steam facility is located on the Company's premises in Hartford. This facility is owned by an unrelated third party, the Hacogen Corporation (Hacogen). The second facility is owned by the Downtown Cogeneration Associates Limited Partnership (DCA) and sells steam to HSC under a twenty-year contract. ENI is a 50% partner in the DCA with two unrelated third parties. The DCA owns and operates a four(4)-megawatt cogeneration facility on the roof of a downtown Hartford retail shopping and office complex. Electricity generated from this unit is sold to The Connecticut Light and Power Company under a twenty-year contract.

     During fiscal, 1994 Hacogen indicated a desire to negotiate a termination of its long-term steam supply contract with HSC. Accordingly, management has entered into discussions with Hacogen. HSC has also developed a plan for alternative steam supply sources. Management believes that adequate alternate sources of steam are available and that any change in its source of steam supply will not have a material impact on customers' supply or service.

     HSC owns boilers which are available to produce steam on a standby basis. Historically, purchased steam benefited HSC customers through lowering primary operating costs and reducing required future capital expenditures.

     During fiscal 1994, ENI provided cogeneration management and consulting services to DCA. Fees earned for these services for the fiscal year ended September 30, 1994, were $147,000.

     In 1994 Energy system operating and maintenance services offered by ENI to DHC customers were gathered in to a separate operating group, Energy Services, to provide opportunity for growth in both the customer base for such services and for the scope of services offered to DHC customers, such as energy conservation services.

     The Capitol Area System (CAS) is a district heating and cooling system serving a section of the City of Hartford, CT. ENI owns the distribution system and purchases hot and chilled water from a third party. ENI also provides marketing services to this third party. ENI's investment in the CAS was approximately $16,887,000 as of September 30, 1994. Revenues were $5,733,000 for the fiscal year then ended, including $5,048,000 from sales of hot and chilled water, $69,000 from marketing services provided and $616,000 from affiliated companies.

     The energy equipment rentals division owns natural gas water heaters and natural gas conversion burners which it leases to customers in the residential market. ENI's investment in such rental equipment was approximately $2,008,000 as of September 30, 1994, and revenues were $863,000 for the fiscal year then ended. There were no revenues from affiliated companies. This division is gradually being phased out through attrition. No additional capital has been invested. The units are retired either when an equipment failure occurs or when the opportunity for the sale of a unit exists.

     The property management operation owns and manages a 42,000 square foot building in Greenwich, CT. Approximately 50% of the building is occupied by the Company as an operating and administrative center servicing the Greenwich area. The remaining 50% is either currently leased or in negotiation for lease to unaffiliated businesses. Currently ENI is negotiating with one major tenant for a long-term lease. ENI's gross investment in this building and land was approximately $3,685,000 as of September 30, 1994. Rental revenues were approximately $487,000 for the fiscal year ended September 30, 1994, including $391,000 from affiliated companies.


     Competition
     -----------

     The Company currently distributes and sells gas and district heating and cooling services to its customers without substantial competition from other gas utilities, cooperatives or other providers of natural gas. Nonetheless, the advent of FERC Order 636 is expected to increase competetive pressures as other providers of gas seek opportunities to serve the Company's customers. The Company competes with suppliers of oil, electricity, coal, propane and other fuels for cooking, heating, air conditioning and other purposes. Competition is greatest among the Company's large commercial and industrial customers who have the capability to use alternative fuels. The Company has attempted to minimize the volatile effect of this price-sensitive load through the use of flexible rate schedules which allow gas pricing to meet alternative-fuel competition; as oil prices fluctuate, so do the Company's revenues from this class of customers.

     The Company's customers may also contract for the purchase of their own supply of gas directly from a pipeline supplier. Any such customer must also arrange for transportation services from the Company to deliver this gas to the customer's premises. Transportation of customer-owned gas reduces the Company's operating revenues because the commodity value of the gas is paid by the customers directly to other suppliers. Similarly, the cost of such gas is not included in the Company's expenses since the gas is not purchased by the Company for resale.

     For sales of short-term gas supplies and transportation services by contract the Company competes with other sellers and suppliers of natural gas services, nationwide.

     ENI and HSC own and operate district heating and cooling systems (collectively referred to as DHC) which distribute and sell steam, hot and chilled water to office complexes and other large buildings in the City of Hartford. Prior to the potential customer's selection of the heating and/or cooling technology to be used, DHC competes with suppliers of oil, electricity, coal, propane and natural gas. Once DHC has been selected, the competition from alternate fuels becomes greatly diminished because of the cost of the equipment necessary to utilize an alternative fuel. However, both new and existing DHC customers may elect to install their own equipment rather than to be served by ENI or HSC. At such time, the Company competes with providers of other fuels to supply the energy for the customer's DHC operation.


     Franchises
     ----------

     The Company holds franchises, granted by the Legislature of the State of Connecticut, and other consents which it considers to be valid and adequate to enable it to carry on its operations, substantially as now carried on, in each of the communities which it serves.

   ITEM 2. PROPERTIES
   ------------------

     At September 30, 1994, the Company owned gas distribution mains, a natural gas liquefaction plant, propane gas storage tanks, metering stations, gas service connections, meters, regulators and other equipment necessary for the operation of a gas distribution system. Substantially all of the Company's properties are subject to the lien of the Indenture of Mortgage and Deed of Trust securing its first mortgage bonds. The properties, in management's opinion, are maintained in good operating condition. The gas mains are located principally under public streets, roads and highways.

     ENI owns a distribution system located in the Capitol area of Hartford, CT for the distribution of hot water for heating and chilled water for cooling. This property was financed with industrial revenue, variable rate, tax exempt demand bonds secured by a letter of credit with a bank. ENI also owns and manages a 42,000 square foot building in Greenwich, Connecticut which is occupied by the Company and other tenants. This facility enables both the administrative and operating functions of the Greenwich division of the Company to be consolidated at one site. This subsidiary also owns a small building in Hartford, CT.

     The energy equipment rentals division of ENI owns water heaters and conversion burners which it leases to its customers in the residential market.

     HSC owns a central production plant and distribution system, which includes a chilled water storage tank, in downtown Hartford, CT for the processing and distribution of steam for heating and chilled water for cooling. The property is subject to a mortgage and collateral security agreement which secures debt under HSC's revolving loan agreement.

     CNGR owns the Operating and Administrative Center in Hartford which is leased by the Company. The center is subject to the lien of the Mortgage Deed under which the CNGR's first mortgage notes are issued.


   ITEM 3. LEGAL PROCEEDINGS
   -------------------------

     Two civil and criminal investigations related to environmental issues, brought against Iroquois in 1992, are still pending. Although the Company cannot predict the outcome of these proceedings, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations. Iroquois is a partnership of which the Company is a 2.4% owner (See Item 1., Subsidiary Operations).

     The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   -----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ending September 30, 1994.

   Executive Officers of the Registrant
   ------------------------------------
   All executive officers' terms of office are one year.

   Victor H. Frauenhofer                                    Age - 61
   Chairman, President, Chief Executive Officer and Director

     Business experience:
        1991 - Present  Chairman, President and Chief Executive Officer
        1987 - 1991     President and Chief Executive Officer
        1983 - 1987     President and Chief Operating Officer


   James P. Bolduc                                          Age - 45
   Senior Vice President - Financial Services and Chief Financial Officer

     Business experience:
        1993 - Present  Senior Vice President - Financial Services
                            and Chief Financial Officer
        1992 - 1993     Vice President, Consumer Services
        1989 - 1991     Vice President, Distribution and Customer Service
        1987 - 1989     Vice President Corporate, Regulatory
                            and Customer Services
        1985 - 1987     Vice President Diversified Group


   Harry Kraiza, Jr.                                        Age - 45
   Senior Vice President - Energy Services

     Business experience:
        1993 - Present  Senior Vice President - Energy Services
        1989 - 1993     Vice President, Energy Services
        1988 - 1989     Director of Energy Services
        1987 - 1988     Director of Customer Service
        1984 - 1987     Manager of Customer Service


   Reginald L. Babcock                                      Age - 43
   Vice President - Corporate Services and General Counsel and Secretary

     Business experience:
        1993 - Present  Vice President - Corporate Services and General Counsel
                            and Secretary
        1989 - 1993     Vice President, General Counsel and Secretary
        1985 - 1989     Secretary and Counsel
        1983 - 1985     Assistant Secretary and Counsel


   Wayne T. Jones                                           Age - 45
   Vice President - Planning and Corporate Development

     Business experience:
        1993 - Present  Vice President - Planning and Corporate Development
        1992 - 1993     Assistant Vice President, Rates and Regulatory Affairs
        1989 - 1992     Director, Rates, Regulatory Planning and Conservation
        1988 - 1989     Director, Rates and Regulatory Planning
        1987 - 1988     Director, Revenue Requirements and Economic Evaluations
        1987 - 1987     Director of Administrative Services

   Frank H. Livingston,                                     Age - 58
   Vice President - Office of the Chairman

     Business experience:
        1991 - Present  Vice President - Office of the Chairman
        1989 - 1991     Vice President, Chief Administrative Officer
        1973 - 1989     Vice President Administration

   ------------------------------------

   Donald H. Ludington                                      Age - 58
   Executive Vice President and General Manager, Energy Networks, Inc.

     Business experience:
        1993 - Present  Executive Vice President and General Manager,
                            Energy Networks, Inc.
        1992 - 1993     Vice President and Chief Administrative Officer,
                            Energy Networks, Inc.
        1989 - 1992     Vice President, Energy Networks, Inc.
        1986 - 1989     Assistant Vice President, General Manager -
                            Greenwich Division
        1983 - 1986     Assistant Treasurer


   Anthony C. Mirabella,                                    Age - 54
   Vice President - Operations and Chief Engineer

     Business experience:
        1993 - Present  Vice President - Operations and Chief Engineer
        1992 - 1993     Vice President, Distribution/Engineering Services
                            & Chief Engineer
        1989 - 1991     Vice President & Chief Engineer
        1988 - 1989     Vice President Nonregulated Operations
        1987 - 1988     Vice President Affiliated Resources Corporation
        1985 - 1987     Vice President Business Development Group

                                      PART II



   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   -------------------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

     The Company's common stock is listed on the New York Stock Exchange. The high and low sales prices for each quarterly period during the years ended September 30, 1994 and 1993 were as presented in the table below. These prices are based on the New York Stock Exchange Quarterly Market Statistics report.

                           QUARTERLY COMMON STOCK PRICES
                           -----------------------------
                                  1994                       1993
                          --------------------       --------------------

     Fiscal Year            High         Low           High         Low
     ---------------       ------       ------        ------       ------

     First Quarter         32 1/4       28            28 3/8       23
     Second Quarter        31 3/4       23 7/8        29 5/8       26 7/8

     Third Quarter         28 5/8       24            30 1/2       26 1/4
     Fourth Quarter        26 3/8       22 1/2        32 3/8       27 5/8

     There were 9,548 record holders of the Company's common stock at November 10, 1994.

     Under Connecticut law, dividends may be paid out of unreserved and unrestricted retained earnings. Cash dividends are declared on the Company's common stock on a quarterly basis, and the total amount of dividends declared was $1.48 per share in 1994 and $1.46 per share in 1993. Under the most restrictive terms of the open-end indenture securing the Company's first mortgage bonds, as amended, retained earnings of $41,041,000 were available for dividends at September 30, 1994. Except for certain restrictions relating to the Company's classes of preferred stock as to which dividends and sinking fund obligations must be paid prior to the payment of common stock dividends, there are no other restrictions on the Company's present or future ability to pay such dividends. The Company expects that cash dividends will continue to be paid in the future.

   ITEM 6. SELECTED FINANCIAL DATA
   --------------------------------

     FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
     (Thousands of Dollars)

                                 1994     1993      1992      1991     1990
                                ------   ------    ------    ------   ------
   Operating revenues:
     Continuing operations     $290,662  $265,337  $236,189 $213,825  $232,317
     Discontinued operations   $      -  $      -  $      - $      -  $  1,591

   Net income applicable
     to common stock:
     Continuing operations     $ 17,637  $ 16,788  $ 15,197 $ 12,273  $ 13,497
     Discontinued operations
       and gain on disposal    $      -  $      -  $      - $    517  $    118
     Accounting change         $      -  $      -  $      - $  1,779  $      -

   Earnings per share:
     Continuing operations     $   1.85  $   1.76  $   1.75 $   1.44  $   1.61
     Discontinued operations
       and gain on disposal    $      -  $      -  $      - $    .06  $    .02
     Accounting change         $      -  $      -  $      - $    .21  $      -

   Total assets:
     Continuing operations     $458,554  $444,585  $397,570 $370,854  $351,476
     Discontinued operations   $      -  $      -  $      - $      -  $     14

   Long-term obligations       $154,193  $137,984  $121,621 $111,111  $113,706

   Cash dividends declared
     per common share          $   1.48  $   1.46  $   1.44 $   1.40  $   1.36

   Dividend payout ratio           80.0%     83.0%     82.3%    81.9%     83.4%

   P/E ratio                         13        18        13       12        11

   Market price as a %
     of book value -
     year-end                     162.0%    225.6%    175.2%   156.4%    138.6%


   (Certain amounts for 1993 and prior years have been reclassified to conform with 1994 classifications.)

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994
       -----------------------------------------
       (Thousands of Dollars Except for Per Share Data)


       Connecticut Natural Gas Corporation (the Company) is an energy provider engaged primarily in the regulated distribution and sale of natural gas. Nonregulated energy-related products and services, primarily district heating and cooling, are provided through wholly-owned subsidiaries.
       Net income applicable to common stock and earnings per share for the three fiscal years ended September 30, 1994, 1993 and 1992 were $17,637 ($1.85), $16,788 ($1.76) and $15,197 ($1.75), respectively. The most significant benefits to earnings in 1994 came from higher rates, colder weather and a lower overall effective tax rate due to additional flow through income tax deductions. Increased charges against earnings in 1994 included additional expenses for uncollectibles and employee benefits. The variation in weather and the recording of capitalized interest have made a significant impact on net income from 1992 to 1993. Other important contributing factors to all years include changes in the mix of sales, customer usage, the cost of natural gas and related profit margins.

       Rate Matters

       In December, 1993 the Connecticut Department of Public Utility Control
       (DPUC) issued a final decision on the Company's rate request, authorizing an increase to the Company's rates of $7,600 or 2.8% and allowing a return on equity of 11.2%. The Company had requested an increase of 9.6%, or approximately $25,000. New rates became effective for service rendered on or after December 16, 1993. Although the rate decision did not provide the full increase requested, the DPUC approved recovery of all significant items deferred on the balance sheet, pending recovery, at September 30, 1993. In addition, the Company has been allowed to defer for consideration in future rate proceedings expenses incurred above annual levels authorized in current rates for certain areas including: conservation expenses, economic development expenses, expenditures related to postretirement benefits, potential costs related to environmental remediation and the shortfall on collection of accounts receivable from hardship customers who are protected by statute from service termination during the winter months. The overall effect of the treatment given these items in the rate order is to reduce the impact of the shortfall between the rate relief requested and the amount which was granted in the final decision.


       RESULTS OF OPERATIONS
       ---------------------

       Gas Operating Margin

       Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. The following table presents the changes in revenues, gas operating margin and gas throughput for 1994, 1993 and 1992, respectively:

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (continued)
       ----------------------------------------------------

                                                           1994            1993             1992
                                                           ----            ----             ----

       Gas Revenues                                      $267,752        $242,922         $213,902
                                                         ========        ========         ========
       Gas Operating Margin                              $109,949        $ 96,129         $ 93,964
                                                         ========        ========         ========
       Gas Throughput (mmcf)
           System Sales                                    32,723          32,918           31,052
           Limited Term Sales                               7,904           6,902                -
           Off-System Sales                                 1,240             720            1,821
           Transportation Services                          7,325           7,912            7,470
                                                          -------         -------          -------
              Total System Throughput                      49,192          48,452           40,343
                                                          =======         =======          =======

       Higher firm rates, effective December, 1993 (see Rate Matters), amplified by the impact of higher volumes of firm sales, are the principal reasons for the increase in gas operating margins in fiscal 1994. Over the three-year period ending September 30, 1994, the overall increase in firm sales volumes is primarily a function of the weather which has been continually colder from year to year.

       Weather dramatically impacts contributed operating margin by class, due to required shifts in overall throughput mix. System sales have the greatest impact on operating margin between the reported periods due to the weather's effect on winter heating requirements and an increase in average new customers by class. The majority of these sales produce the highest per unit operating margin of all customer classes because they require firm delivery of natural gas to supply their needs.

       A portion of system sales is interruptible, and related margin earned above a prescribed target level is shared with firm ratepayers, as directed by the DPUC. The December, 1993 rate decision allowed a higher margin sharing target. As a result, no interruptible margin earned in 1994 qualified for such sharing. A higher level of margin sharing occurred during 1993 as compared to 1992. Interruptible per unit margins were higher in 1994 and lower in 1993 because of variations in related gas costs.

       Limited Term Sales (LTS) permit the Company to market short-term gas supplies and transportation services by contract with customers nationwide. LTS have increased significantly over the last three years. However, LTS contribute the smallest per unit operating margin. The significance of this sales program lies in the Company's ability to generate additional operating margin from a source not restricted by the capacity of the Company's own distribution system or curtailment limitations driven by system demand.

       Off-system sales are made to other utilities when supplies and capacity are available. Operating results for off-system sales have not impacted operating margin because their recognition in income has been deferred pending a regulatory decision on their treatment. Transportation services have produced steady contributions, the result of additional customers to this class, with consistent per unit operating margins.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (continued)
       ----------------------------------------------------


       Federal Energy Regulatory Commission (FERC) Order No. 636 Transition
       Costs

       The Company began to incur FERC Order 636 transition costs from its pipeline suppliers in June, 1993. These costs are expected to be billed to the Company over three years.

       In July, 1994 the DPUC issued a decision allowing Connecticut natural gas distribution companies to recover these costs from amounts which would otherwise have been refunded to customers and the opportunity, if necessary, for surcharges added to customers' future bills. Through September 30, 1994 the Company has paid and recovered $8,075 of an estimated $15,000 of transition costs.

       In the opinion of management, the Company has available a sufficient number of recovery mechanisms to provide for the full recovery of its estimated transition cost liability. For this reason it is the opinion of management that FERC Order 636 transition costs will not have a material impact on the Company's financial condition or results of operations. The estimated unpaid liability of $6,925 at September 30, 1994 is included in Accounts Payable and Accrued Expenses and Accrued Transition Costs.

       The Company believes it was fully prepared and had appropriately positioned itself for change within the FERC Order 636 environment because the issuance of the Order had been anticipated for some time.

       Take-or-Pay Charges

       At September 30, 1994 the Company has recovered substantially all of its take-or-pay liability.

       Operating and Maintenance Expenses

       Operations and Maintenance expenses are significantly higher in 1994, reflecting the recognition of several significant items, including higher uncollectibles, an early retirement program and pension and benefit expenses. The Company also experienced higher costs for labor, conservation programs, environmental monitoring services, regulatory commission expenses and outside purchased services. Some of these increases are the result of 1994 recognition of expense items which had been deferred pending the DPUC approval of their recovery (see Rate Matters and Note 2 to the financial statements).

       Slow economic recovery in the region continues to challenge the Company in the area of uncollectibles. This was recognized by the DPUC in its December, 1993 decision which allowed the Company to record a higher rate of uncollectibles expense and the recovery of amounts forgiven under the Company's hardship arrearage forgiveness program (see Note 1 to the financial statements). Higher customer bills, reflecting both new higher rates and higher usage during a colder winter, contributed to the higher uncollectibles recorded in fiscal 1994.

       The Company announced a voluntary early retirement opportunity (VERO) in August, 1994 and twenty employees accepted retirement effective November 1, 1994. The $1,341 of expenses associated with this program were recognized by the Company in the fourth quarter of fiscal 1994. The VERO was one part of an overall ten percent reduction in the nonunion workforce accomplished through the combination of the VERO and general attrition. This reduction in staffing is expected to result in an annual ongoing payroll and benefit cost reduction of approximately $1,250.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (continued)
       ----------------------------------------------------

       Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). In fiscal 1994 $1,946 was charged to Operating and Maintenance Expenses for SFAS No. 106 costs.
       In its December, 1993 rate decision the DPUC approved a five-year phase-in of SFAS No. 106 expenses (see Notes 2 and 4 to the financial statements).

       Operations and maintenance expenses are relatively unchanged from 1992 to 1993. This change was well below the average change in the Consumer Price Index (i.e., the rate of inflation) over the same period.
       Expenses related to the regulated operations had generally declined since 1991. Uncollectibles that may have otherwise been written off in 1992 were deferred pending recovery in rates (see Rate Matters and Note 2 to the financial statements). Fewer expenses were also recognized in 1993 because of the 1992 completion of several deferred expense amortizations, increased revenue generated from charge service activities and changes in the recognition of certain expenses due to changes in accounting estimates. These benefits more than offset the impact of annual increases in wages and benefits.

       Income Taxes

       In October, 1994 the Company received formal approval from the Internal Revenue Service (IRS) to deduct for tax purposes current as well as certain prior incurred cost of removal expenses associated with retirements of plant and equipment. During fiscal 1994 the Company recognized current period cost of removal expenses which benefited earnings by $.09 per share. The Company anticipates recording the tax benefit of additional cost of removal deductions related to the IRS approval during fiscal 1995.

       Additional flow-through amortization deductions associated with a major capitalized information system have provided a benefit to fiscal 1994 earnings of $.11 per share from lower income taxes. However, higher overall income taxes recognized as a result of higher earnings offset some of these income tax benefits.

       IRS audits of the Company's federal income tax returns for 1986, 1987 and 1988 were completed during fiscal 1994. The outcome did not have a material impact on the Company's financial condition or results of operations.

       A State of Connecticut audit of the Company's 1989 through 1992 state sales tax returns is in progress at this time. Management does not believe that the outcome of the audit will be significant to future results or operations.

       Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
       109). Because the Company had already adopted Statement of Financial Accounting Standards No. 96 during 1988, the adoption of SFAS No. 109 did not have a material impact on the Company's financial condition or results of operations.

       Depreciation

       The increase in depreciation reflects the Company's continued investment in depreciable plant and higher rates allowed for the regulated operations in the December, 1993 rate decision (see Rate Matters and Note 2 to the financial statements). Plant costs continue to increase year to year because of price increases for goods and services and higher per unit internal costs associated with the installation of new and replacement of existing distribution system mains and services.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (continued)
       ----------------------------------------------------


       Other Income/(Deductions)

       Other Income/(Deductions) has declined significantly from year to year since 1992. Higher promotional advertising expenses and lower income from merchandise sales were partially offset by lower insurance costs and higher interest income in fiscal 1994. In 1993 the Company recognized less income from merchandise sales and increased insurance costs and donations. Partially offsetting these higher costs in 1993 is the allowance for funds used during construction (AFUDC) related to the development of a new customer information system (CIS/DCIS). There was no similarly large project in 1994. All years reflect the income contribution from the Company's 2.4% interest in the Iroquois Gas Transmission System (Iroquois).

       Interest and Debt Expense

       Long-term debt interest is greater in 1994 because of additional issues of debt for the funding of construction expenditures and gas supplies. From 1991 to 1993 the Company restructured its long-term debt at significantly lower rates. As a result of these activities, outstanding long-term debt increased, but related interest expense declined significantly from 1992 to 1993 (see Liquidity and Capital Resources).

       Other Interest primarily relates to interest on short-term borrowings. Short-term interest has fluctuated as a result of changes in interest rates, short-term cash requirements and conversions to long-term debt. Both average borrowings and interest rates have been higher in 1994. Declining short-term interest rates from 1992 to 1993 resulted in lower other interest expense.

       Interest and debt expense for 1993 was also reduced by the benefit of a higher AFUDC (debt component) related to the development of the new CIS/DCIS system (see Other Income/(Deductions)) which was put into service in fiscal 1993.

       Nonregulated Operations

       The contribution to net income from nonregulated operations is predominantly generated from district heating and cooling operations
       (DHC) and was greater in 1994 and 1992 and less in 1993. This reflects the steadily increasing net benefit to income from higher DHC rates and more steam and hot water sales during colder winters. The benefit of higher rates is partially offset by lower chilled water sales because of lower customer usage and the DHC's decision to defer the third year phase-in of higher chilled water service rates which was scheduled for January, 1994. DHC income earned from operations in 1993 was partially offset by the absence of other income from its activities with its primary steam supplier (see Steam Supply, herein, and Note 10 to the financial statements). Nonregulated operations earnings have continually benefited from reduced interest expense since 1992, primarily because of lower variable interest rates on long-term debt.

       Additional contribution to net income from nonregulated operations has been realized each year from the Company's equity in the earnings of Iroquois (see Other Income/(Deductions)). Equipment rentals contribute less and less to results of operations each year, reflecting the phase-out of this operation through attrition. The property management contribution is also less, because of lower tenant occupancy levels.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (continued)
       ----------------------------------------------------


       Steam Supply

       The nonregulated operations are party to three long-term contracts for the purchase of steam.

       The nonregulated operations' primary steam supplier has indicated a desire to negotiate a termination of its long-term steam supply contract with The Hartford Steam Company, a wholly-owned subsidiary of Energy Networks, Inc., a wholly-owned nonregulated subsidiary of the Company. Accordingly, management has entered into discussions with this supplier and, at a minimum, will seek reimbursement of all amounts recorded from the supplier and any additional amounts that may be owing as a result of the termination of the steam supply contract and related agreements.
       The nonregulated operations have also developed a plan for alternative steam supply sources. Management believes that adequate alternate sources of steam are available and that any change in its source of steam supply will not have any material impact on customers' supply or service. Furthermore, management does not believe that the resolution of this matter will have any material adverse effect on the Company's financial condition or results of operations. However, the ultimate impact will depend upon a number of factors including the final terms of any settlement agreed to with the supplier and the terms of any new steam supply.


       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The regulated gas operations are the principal segment of the Company's business, and a substantial portion of the Company's cash is obtained during the winter heating season. The Company manages its seasonal cash requirements, primarily to fund gas purchases and customer accounts receivable, by using cash flows generated from operations and short-term financing from lines of credit or issues of commercial paper.

       Cash flows from operations are generally sufficient to satisfy the nonregulated operations' cash requirements. Existing credit lines are used to balance seasonal variations in available cash resources.

       Cash Flows from Operating Activities

       Cash flows from operations increased from 1993 to 1994, although less than the decline experienced from 1992 to 1993. Higher firm natural gas operating margins, because of higher rates, effective December, 1993, and higher sales volumes because of colder weather are principally responsible for greater cash flows from operations experienced in fiscal 1994. On an on-going basis the cost of gas and volumes of gas sold are the principal factors which influence cash flows from operations from year to year. The price of natural gas impacts the amount of purchased gas costs subject to refund or recovery. The volumes of gas sold magnify the impact of changing prices. The Company's average per unit commodity cost of gas was highest in 1993 and lowest in 1992. Margins earned from LTS, interruptible and transportation services, although they are usually shared with firm customers, add some to the amount of cash available to pay for the expenses of operations.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (continued)
       ----------------------------------------------------

       In 1993 the Company received its first cash distributions from it's 2.4% partnership interest in Iroquois (see Note 1 to the financial statements). Cash distributions will vary from year to year depending on Iroquois' cash available for reserve requirements and their decision to retain cash to support the cost of capital projects. Distributions of $240 and $1,154 were received from Iroquois in 1994 and 1993, respectively.

       Investing Activities

       Actual construction expenditures in 1992, 1993 and 1994 were $26,145, $25,531 and $27,859, respectively. The Company estimates its consolidated construction expenditures for the fiscal years 1995, 1996, 1997, 1998 and 1999 to be approximately $30,300, $30,000, $31,000,
       $31,000 and $33,000, respectively. The increases in anticipated construction programs over historical actual levels is due to an accelerated replacement program for cast iron and bare steel pipe in the natural gas distribution system. Other construction expenditures from 1995 to 1998 for the nonregulated operations include $1,900 for compliance with Clean Air Act requirements. The Company plans to fund capital expenditures and other commitments through a combination of sources.

       Financing Activities

       The Company uses short-term debt to finance the seasonal build-up of gas inventories and other working capital requirements. Capital expenditures are also temporarily funded with short-term debt. The Company raises short-term funds through the sale of commercial paper and the use of available bank lines of credit and a revolving credit agreement (see Note 8 to the financial statements). Long-term debt and equity issues are used in a balanced fashion to reduce outstanding short-term debt and to permanently finance completed construction. In fiscal 1993, the Company completed a two-year effort focused on restructuring its debt portfolio to lower its overall cost of capital.

       In October, 1994 and 1992 the Company sold 392,200 and 750,000 shares of its $3.125 par Common Stock at $22.75 and $23.125 per share, respectively. The Company received net proceeds of approximately $8,500 in 1994 and $16,600 in 1992 which were used by the regulated operations to retire existing short-term borrowings and for working capital purposes. The October, 1994 transaction closed subsequent to year-end and will be recorded for financial statement purposes in fiscal 1995.

       In June, 1994, with the approval of the DPUC, the Company established its Series B Medium Term Note (MTN) program which permits the issue of up to $75,000 of unsecured MTNs over a four-year period at maturities not exceeding thirty years, under varying terms. In July, 1994 the Company issued $10,000 of MTNs at 7.82%, due 2004, with no call provisions or sinking fund requirements. In August, 1994 the Company issued $5,000 of MTNs at 8.12%, due 2014, with no call provisions or sinking fund requirements and $5,000 of MTNs at 8.49%, due 2024, callable after 2004, with no sinking fund requirements. The proceeds were used by the regulated operations to refinance $15,000 of existing short-term debt, and the remaining $5,000 was used for working capital. The average interest rate of the retired short-term debt was 4.85%.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (continued)
       ----------------------------------------------------

       The Company's Series A MTN program for $75,000 was completed in September, 1993 with the issue of $20,000 of MTNs at 6.85%, due 2013. The MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used by the regulated operations to refinance $20,000 of existing short-term debt. The average interest rate of the retired short-term debt was 3.49%.

       In December, 1993 the Company entered into an agreement for a $10,000 temporary unsecured line of credit with a bank, for use by the regulated gas operations. This line of credit expired on April 30, 1994. The interest rate was based upon the prime or money market rate and was determined at the time of each borrowing. There was a flat facility fee equal to 1/8% of the commitment.

       In July, 1993 the Company issued a secured note for $15,100, at 6.89%, due 2010. The principal is payable in seventeen (17) consecutive annual installments, beginning in July, 1994. The proceeds were used to repurchase $13,900 of 9.25% and $226 of 14.5% existing first mortgage debt at an aggregate premium of $723, and for working capital purposes related to this refinancing. The premium was capitalized and will be amortized over the life of the note, as authorized by the DPUC. The associated income tax benefits were accounted for using the flow-through method of accounting.

       In March, 1993 the Company entered into a revolving credit agreement with a large regional bank. The Company can borrow up to $20,000, less any commercial paper outstanding, at a Eurodollar, Certificate of Deposit or Base Rate of Interest plus a variable margin.

       In November, 1993 the nonregulated operations entered into an agreement for a $5,000 temporary unsecured line of credit with a bank. This agreement is in the process of being converted to an unsecured line of credit expiring in 1997. There is a 1/5 of 1% commitment fee on the unused line of credit.

       The nonregulated operations have maintained a $9,000 line of credit under a revolving credit agreement with a bank. This agreement expired on September 29, 1994, and was renegotiated as a secured line of credit for $5,000, through October, 1997. There is a 1/5 of 1% commitment fee on the unused line of credit.

       Environmental Matters

       There are three sites on which are located the Company's former gas manufacturing facilities. The Company has not been required to undertake any remedial activities on these sites by any state or federal agency since 1989. The Company will continue to review the condition of these sites. No determination has been made as to whether any remediation will be required. In the December, 1993 rate decision the DPUC allowed the deferral of any environmental remediation costs that may be incurred related to manufactured gas sites for consideration for recovery in future rate proceedings.

       In 1990 the owner of property adjacent to one of these sites claimed that contaminants similar to residues from gas manufacturing activities were present on its property. The Company is unable to predict the outcome of this matter.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1994 (concluded)
       ----------------------------------------------------

       In May, 1994 the Company paid an immaterial amount to fulfill its obligation as a potentially responsible party (PRP) in connection with the Yellow River Road Superfund site in Florida. The Company is also a PRP in connection with the Ellis Road Superfund site. Outside counsel has advised the Company that it does not expect the Company's maximum liability with respect to this site to exceed $10. The Ellis Road site is somewhat related to the Yellow River Road site and involves approximately 200 PRPs. Progress in settling this site was expected to follow the settlement of the Yellow River Road site.


       NEW ACCOUNTING STANDARDS

       In November, 1992 the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). This statement requires employers to recognize any obligation which exists to provide certain benefits to former or inactive employees after employment but before retirement. The Company is required to adopt this new standard during fiscal 1995. In the opinion of management the impact of this new standard will not be material.


       INFLATION AND CHANGING PRICES

       Inflation impacts the prices the Company must pay for operating and maintenance expenses and construction costs. The Company's rate schedules for natural gas and DHC sales include provisions that permit changes in gas costs and service costs, respectively, to be passed on to customers. The Company attempts to minimize the effects of inflation on other costs through cost control, productivity improvements and regulatory actions where appropriate.

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       ----------------------------------------------------

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ----------------------------------------


       To the Stockholders and The Board of Directors of Connecticut Natural Gas Corporation:



       We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Connecticut Natural Gas Corporation (a Connecticut Corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, common stock equity and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Natural Gas Corporation and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

       As explained in the notes to the financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the schedule index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    S/ Arthur Andersen LLP
                                                -------------------------------
                                                      (ARTHUR ANDERSEN LLP)

       Hartford, Connecticut
       November 21, 1994

                                      Consolidated Balance Sheets
                                      September 30, 1994 and 1993
                                        (Thousands of Dollars)

                                                Assets


                                                                      1994           1993
                                                                      ----           ----
   Plant and Equipment:
      Plant in service                                             $ 428,366      $ 402,175
      Construction work in progress                                    2,762          1,355
                                                                   ---------      ---------
                                                                     431,128        403,530
      Less-Allowance for depreciation                                119,392        106,919
                                                                   ---------      ---------
                                                                     311,736        296,611
                                                                   ---------      ---------
   Investments, at equity                                              5,147          4,874
                                                                   ---------      ---------
   Current Assets:
      Cash and cash equivalents                                        1,126          1,546
      Accounts receivable (less allowance for
        doubtful accounts of $4,017 in 1994
        and $3,068 in 1993)                                           24,376         22,911
      Accrued utility revenue                                          3,714          4,632
      Inventories                                                     18,326         20,413
      Prepaid expenses                                                10,107          3,379
      Recoverable purchased gas costs                                  3,769              -
                                                                   ---------      ---------
           Total Current Assets                                       61,418         52,881
                                                                   ---------      ---------
   Other Assets:
      Unrecovered future taxes                                        46,759         51,023
      Recoverable transition costs                                     6,925         15,000
      Other assets                                                    26,569         24,196
                                                                   ---------      ---------
           Total Other Assets                                         80,253         90,219
                                                                   ---------      ---------
                                                                   $ 458,554      $ 444,585
                                                                   =========      =========


   The accompanying notes are an integral part of these financial statements.

                                Consolidated Balance Sheets (Concluded)
                                      September 30, 1994 and 1993
                                        (Thousands of Dollars)

                                    Capitalization and Liabilities

                                                                      1994           1993
                                                                      ----           ----
    Capitalization (see accompanying statements):
      Common stock equity                                          $ 139,481      $ 136,322
      Preferred stock, not subject to
         mandatory redemption                                            909            944
      Long-term debt                                                 154,193        137,984
                                                                   ---------      ---------
                                                                     294,583        275,250
                                                                   ---------      ---------
   Notes Payable Under Revolving Credit Agreements                         -          4,500
                                                                   ---------      ---------
   Current Liabilities:
      Current portion of long-term debt                                3,791          4,653
      Notes payable and commercial paper                              18,500         10,000
      Accounts payable and accrued expenses                           37,906         42,084
      Refundable purchased gas costs                                       -          3,758
      Accrued taxes                                                    3,543          1,105
      Accrued interest                                                 4,236          3,423
                                                                   ---------      ---------
           Total Current Liabilities                                  67,976         65,023
                                                                   ---------      ---------
   Deferred Credits:
      Deferred income taxes                                           36,916         27,450
      Unfunded deferred income taxes                                  46,759         51,023
      Investment tax credits                                           3,644          3,864
      Refundable taxes                                                 3,275          4,024
      Accrued transition costs                                         1,925          7,678
      Other                                                            3,476          5,773
                                                                   ---------      ---------
           Total Deferred Credits                                     95,995         99,812
                                                                   ---------      ---------
   Commitments and Contingencies
                                                                   ---------      ---------
                                                                   $ 458,554      $ 444,585
                                                                   =========      =========

   The accompanying notes are an integral part of these financial statements.

                                   Consolidated Statements of Income
                         For the Years Ended September 30, 1994, 1993 and 1992
                           (Thousands of Dollars Except for Per Share Data)

                                                             1994           1993           1992
                                                             ----           ----           ----

   Operating Revenues                                     $ 290,662      $ 265,337      $ 236,189
   Less:  Cost of Energy                                    155,547        145,904        118,822
          State Gross Revenues Tax                           11,863         11,095         10,421
                                                          ---------      ---------      ---------
   Operating Margin                                         123,252        108,338        106,946
                                                          ---------      ---------      ---------
   Operating Expenses:
      Operations                                             48,361         39,709         39,947
      Maintenance                                             7,683          7,469          7,864
      Depreciation and amortization                          15,507         12,649         11,333
      Income taxes                                           13,353         13,438         12,334
      Local property taxes                                    5,259          5,090          5,585
      Other taxes                                             2,177          1,797          1,984
                                                          ---------      ---------      ---------
                                                             92,340         80,152         79,047
                                                          ---------      ---------      ---------
   Operating Income                                          30,912         28,186         27,899
                                                          ---------      ---------      ---------
   Other Income/(Deductions),
      net of income taxes:
      Allowance for equity funds used
        during construction                                      21            607             19
      Equity in partnership earnings                            868            970            936
      Other income/(deductions)                              (1,007)          (614)           524
      Income taxes                                             (113)          (552)          (374)
                                                          ---------      ---------      ---------
                                                               (231)           411          1,105
                                                          ---------      ---------      ---------
   Interest and Debt Expense, net:
      Interest on long-term debt                             10,997          9,985         11,485
      Other interest                                          1,573          1,782          1,908
      Allowance for borrowed funds used
        during construction                                     (14)          (404)           (12)
      Amortization of debt expense                              422            379            358
                                                          ---------      ---------      ---------
                                                             12,978         11,742         13,739
                                                          ---------      ---------      ---------
   Net Income                                                17,703         16,855         15,265

   Less-Dividends on Preferred Stock                             66             67             68
                                                          ---------      ---------      ---------
   Net Income Applicable to Common Stock                  $  17,637      $  16,788      $  15,197
                                                          =========      =========      =========

    The accompanying notes are an integral part of these financial statements.

                             Consolidated Statements of Income (Concluded)
                         For the Years Ended September 30, 1994, 1993 and 1992
                           (Thousands of Dollars Except for Per Share Data)

                                                             1994           1993           1992
                                                             ----           ----           ----
   Net Income Applicable to Common Stock                  $  17,637      $  16,788      $  15,197
                                                          =========      =========      =========

   Average Common Shares Outstanding
      During the Period                                   9,539,695      9,527,772      8,704,897
                                                          =========      =========      =========

   Income Per Average Share of
      Common Stock                                        $    1.85      $    1.76      $    1.75
                                                          =========      =========      =========

   Dividend Per Share of Common Stock                     $    1.48      $    1.46      $    1.44
                                                          =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                                 Consolidated Statements of Cash Flows
                         For the Years Ended September 30, 1994, 1993 and 1992
                                        (Thousands of Dollars)

                                                              1994         1993         1992
                                                               ----         ----         ----

   Cash Flows from Operations:                               $ 24,929     $ 20,729     $ 42,235
                                                             --------     --------     --------


   Cash Flows from Investing Activities:
      Capital expenditures                                    (27,859)     (25,531)     (26,145)
      Other investing activities                               (1,890)      (9,186)     (11,444)
                                                             --------     --------     --------
      Net cash used in investing activities                   (29,749)     (34,717)     (37,589)
                                                             --------     --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                          (14,184)     (13,999)     (12,609)
      Issuance of common stock                                      -       16,913        3,953
      Other stock activity, net                                  (763)         (16)         (12)
      Issuance of long-term debt                               20,000       35,100       55,000
      Principal retired on long-term debt                      (4,653)     (19,354)     (44,515)
      Short-term debt                                           4,000       (3,450)      (7,350)
                                                             --------     --------     --------
      Net cash provided (used) by
         financing activities                                   4,400       15,194       (5,533)
                                                             --------     --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                           (420)       1,206         (887)
   Cash and Cash Equivalents at
      Beginning of Year                                         1,546          340        1,227
                                                             --------     --------     --------
   Cash and Cash Equivalents at
      End of Year                                            $  1,126     $  1,546     $    340
                                                             ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                           Consolidated Statements of Cash Flows (Concluded)
                         For the Years Ended September 30, 1994, 1993 and 1992
                                        (Thousands of Dollars)

                                                               1994         1993         1992
                                                               ----         ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Continuing Operations:
      Income                                                 $ 17,703     $ 16,855     $ 15,265
                                                             --------     --------     --------

      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                         16,296       13,028       11,691
         Provision for uncollectible
           accounts                                             6,582        3,469        3,247
         Deferred income taxes, net                             8,538          915        5,169
         Undistributed affiliate earnings                        (868)        (970)        (936)
         Cash distributions received from
           investments                                            240        1,154            -
      Change in assets and liabilities:
         Accounts receivable                                   (9,047)      (4,340)      (8,190)
         Accrued utility revenue                                  918         (339)          72
         Inventories                                            2,087       (7,073)      (1,489)
         Unrecovered/(refundable)
           purchased gas costs                                 (7,527)      (8,564)      11,524
         Prepaid expenses                                      (6,728)      (1,021)       1,122
         Accounts payable and accrued expenses                   (927)      10,011        4,334
         Other assets/liabilities                              (2,338)      (2,396)         426
                                                             --------     --------     --------
           Total adjustments                                    7,226        3,874       26,970
                                                             --------     --------     --------
      Cash flows from
         operations                                          $ 24,929     $ 20,729     $ 42,235
                                                             ========     ========     ========


   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest                                               $ 10,138     $  8,794     $  9,379
                                                             ========     ========     ========
      Income taxes                                           $  9,972     $  9,837     $  8,337
                                                             ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                               Consolidated Statements of Capitalization
                                      September 30, 1994 and 1993
                                        (Thousands of Dollars)
                                                                             1994          1993
   Common Stock Equity:                                                      ----          ----
      Common stock, $3.125 par value, authorized
        20,000,000 shares, issued 9,542,296 shares
        in 1994 and 1993, outstanding 9,539,079
        shares in 1994 and 9,542,296 shares in 1993                        $ 29,820      $ 29,820
      Capital in excess of par value                                         66,657        66,915
      Retained earnings                                                      43,264        39,744
                                                                           --------      --------
                                                                            139,741       136,479
                                                                           --------      --------
      Less:  Unearned compensation - restricted
               stock awards                                                    (157)         (157)
             Treasury stock, 3,217 shares in 1994                              (103)            -
                                                                           --------      --------
                                                                            139,481       136,322
                                                                           --------      --------

   Preferred Stock, Not Subject to Mandatory
      Redemption:
      $3.125 par value, 8%, noncallable, authorized
        916,952 shares in 1994 and 927,687 shares
        in 1993, issued and outstanding 141,480 shares
        in 1994 and 152,215 shares in 1993, entitled to
        preference on liquidation at $6.25 per share                            442           476

      $100 par value, callable, authorized 9,999,635
        shares in 1994 and 9,999,644 shares in 1993
        6% Series B, issued and outstanding 4,671
        shares in 1994 and 4,680 shares in 1993                                 467           468
                                                                           --------      --------
                                                                                909           944
                                                                           --------      --------
   Long-Term Debt:
      First Mortgage Bonds -
        8.8%, due 2001                                                       14,000        16,000
        9.16%, due 2004                                                      18,000        18,000
      Industrial Revenue Demand Bonds -
        1986 and 1988 series,
        weighted average interest rate of
        2.677% in 1994 and 3.18% in 1993, due 2006                           13,400        14,000
      First Mortgage Notes -
        10.5%, due 2010                                                       1,058         1,084
      Secured Note, 6.89%, due 2010                                          14,495        14,997
      Secured Term Note, 8.3%, due 1994                                           -           900
      Secured Term Note, 10.72%, due 1997                                     2,031         2,656
      Unsecured Medium Term Notes -






        6.48%, due 1997                                                      10,000        10,000
        7.61% to 7.82%, due 2002 to 2004                                     20,000        10,000
        6.85% to 8.12%, due 2012 to 2014                                     30,000        25,000
        8.96% to 9.1%, due 2016 to 2017                                      30,000        30,000
        8.49%, due 2024                                                       5,000             -
      Less - Current Maturities                                              (3,791)       (4,653)
                                                                           --------      --------
                                                                            154,193       137,984
                                                                           --------      --------
                                                                           $294,583      $275,250
                                                                           ========      ========

   The accompanying notes are an integral part of these financial statements.

                            Consolidated Statements of Common Stock Equity
                         For the Years Ended September 30, 1994, 1993 and 1992
                             (Thousands of Dollars Except for Share Data)

                                    Common Stock
                                  ------------------- Capital in
                                   Number of    Par    Excess of Treasury    Unearned    Retained
                                     Shares    Value   Par Value   Stock   Compensation  Earnings
                                   ---------  ------- ---------- --------  ------------  ---------
   Balance at September 30,
     1991                          8,608,991  $26,906    $49,128   $  (16)     $   (321)   $34,232
     Issuance through dividend
      reinvestment and employee
      benefit plans                  182,315      570      3,294        -             -          -
     Net income after preferred
      dividends                            -        -          -        -             -     15,197
     Issuance of treasury stock          750        -          -       14             -          -
     Amortization and
      adjustment of restricted
      shares                               -        -         75        -            13          -
     Dividends                             -        -          -        -             -    (12,541)
                                   ---------  -------    -------   ------        ------   --------
   Balance at September 30,
     1992                          8,792,056   27,476     52,497       (2)         (308)    36,888
     Public offering                 750,000    2,344     14,217        -             -          -
     Issuance through dividend
      reinvestment and employee
      benefit plans                      136        -          4        -             -          -
     Net income after preferred
      dividends                            -        -          -        -             -     16,788
     Issuance of treasury stock          104        -          1        2             -          -
     Amortization and
      adjustment of restricted
      shares                               -        -        196        -           151          -
     Dividends                             -        -          -        -             -    (13,932)
                                   ---------  -------    -------   ------        ------   --------
   Balance at September 30,
     1993                          9,542,296   29,820     66,915        -          (157)    39,744
     Net income after preferred
      dividends                            -        -          -        -             -     17,637
     Purchase of restricted
      stock awards                         -       -           -        -          (728)         -
     Amortization and
      adjustment of restricted
      shares                          (3,217)       -       (258)    (103)          728          -
     Dividends                             -        -          -        -             -    (14,117)
                                   ---------  -------    -------   ------        ------   --------
   Balance at September 30,
     1994                          9,539,079  $29,820    $66,657   $ (103)       $ (157)   $43,264
                                   =========  =======    =======   ======        ======   ========

   The accompanying notes are an integral part of these financial statements.

   NOTES TO FINANCIAL STATEMENTS
   (In thousands of dollars, except per share amounts)
   September 30, 1994


   1.  Summary of Significant Accounting Policies:

   Principles of consolidation-

   The consolidated financial statements represent the Connecticut Natural Gas Corporation (the Company), including its wholly-owned nonregulated subsidiaries: Energy Networks, Inc. (ENI), ENI Transmission Company (ENIT) and CNG Realty Corp. (CNGR). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year classifications.


   Revenues-

   Revenues are recorded based on the amount of product delivered to customers through the end of the accounting period. Regulated gas operations revenues are based on rates authorized by the Connecticut Department of Public Utility Control (DPUC).

   The Company is required to provide service (and grant credit) to residential customers within its defined service territory and is precluded by the DPUC from discontinuing service to hardship customers during a winter moratorium period (November - April). The Company reviews new customers' credit worthiness and may request security deposits from nonhardship customers based on that review.

   In compliance with Connecticut law, the Company has a receivable forgiveness program for qualified hardship natural gas customers. The total payments made by these customers and energy assistance funds received on their behalf are matched and forgiven by the Company. Amounts forgiven are deferred and recovered from ratepayers in a future period in accordance with DPUC treatment as outlined in the Company's December, 1993 rate decision (see Note 2). This decision allowed annual recovery of $1,770 for hardship forgiveness amounts and deferral for future recovery of certain unrecovered hardship receivable balances. At September 30, 1994 and 1993 the deferred balances pending future amortization and recovery from ratepayers were $5,700 and $3,500, respectively.


   Purchased gas costs-

   The Company passes on to its firm customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, any current under or over-recoveries of gas costs are charged or credited to cost of gas and included in current assets or liabilities.
   Such amounts are collected or refunded in subsequent periods under purchased gas adjustment provisions.


   Allowance for funds used during construction-

   In the ordinary course of business an allowance for funds used during construction (AFUDC) is calculated on the construction of physical assets (such as gas mains and services) which are constructed over a long period of time. AFUDC is computed at the weighted average cost of capital allowed

   (In thousands of dollars, except per share amounts)


   by the DPUC for the regulated operations and at current borrowing rates for the nonregulated operations. The AFUDC included in the statements of income in fiscal 1993 is primarily related to the Company's new customer information and distribution/construction information system which went into operation in 1993.


   Plant-

   Plant is stated at original cost which includes indirect costs consisting of payroll taxes, pension and other employee benefit costs, general and administrative costs, and, for certain long-term construction projects, AFUDC.

   Substantially all of the plant of the regulated operations is subject to the lien of the Indenture of Mortgage and Deed of Trust securing its First Mortgage Bonds. Most properties of the nonregulated operations are also subject to the liens associated with their term loans or letters of credit (see Notes 7 and 8).


   Depreciation-

   The Company and its subsidiaries, except CNGR, provide depreciation on a straight-line basis. The rates applied by the regulated operations are approved by the DPUC. The current allowed rates were increased in the December, 1993 rate decision (see Note 2) and include a cost of removal and salvage factor. Such rates were equivalent to a composite rate of 4.2% in 1994, 3.7% in 1993 and 3.6% in 1992, excluding the operating and administrative center. The operating and administrative center is owned by CNGR and is being depreciated under a DPUC approved sinking fund method through 2010.

   The depreciation rates for nonregulated depreciable plant were 3.3% in 1994 and 1993 and 3.7% in 1992.


   Cash and cash equivalents-

   Cash in excess of daily requirements is invested in short-term interest bearing securities with maturities of three months or less.


   Investments-

   Investments at September 30, 1994 include $4,353 for ENIT's 2.4% ownership interest in the Iroquois Gas Transmission System Partnership (Iroquois). Iroquois operates a natural gas pipeline which transports Canadian natural gas into New York State, Massachusetts and Connecticut. The Company also has a $794 (50% ownership) investment in the Downtown Cogeneration Associates Limited Partnership (DCA) which owns and operates a cogeneration facility in Hartford, CT. These investments are being accounted for on the equity method of accounting.

   (In thousands of dollars, except per share amounts)


   Inventories-

   Gas inventories are stated at their weighted average cost. Other inventories are stated at the lower of cost or market using the first-in, first-out or average cost method.


   2.  Rate Proceedings

   In December, 1993 the DPUC issued a decision which allowed the Company to increase its rates $7,600 or 2.8%. This decision reduced the Company's allowed rate of return on equity from 12.9% to 11.2% and provided for adequate recovery of all significant items deferred on the balance sheet pending recovery at September 30, 1993. New rates became effective for service rendered on or after December 16, 1993.


   3.  Pension and Employee Benefit Plans:

   The Company has noncontributory retirement plans (Plans) covering substantially all employees. Pension benefits are based on years of credited service and employees' average annual earnings, as defined in the Plans. The Company's funding policy is to contribute, annually, an amount at least equal to that which will satisfy the requirements of the Employee Retirement Income Security Act.

   The assumptions used in determining the pension obligations were:

                                                          1994        1993        1992
                                                          ----        ----        ----

    Weighted Average Discount Rate .........              8.25%       8.25%       8.25%
    Rate of Increase in Future Compensation
     Levels ..............................                5.00%       5.50%       5.50%
    Expected Long-term Rate of Return on
     Assets ..............................                8.95%       8.95%       8.95%

   (In thousands of dollars, except per share amounts)


   The following table represents the Plans' funded status and amounts included in the balance sheets at September 30, 1994 and 1993:

                                                                   1994           1993
                                                                   ----           ----

    Actuarial present value of benefit obligations:

        Accumulated benefit obligation, including vested
            benefits of $57,164 in 1994 and of $52,120 in
            1993                                                 $ 58,494       $ 53,463
                                                                 ========       ========
        Projected benefit obligation for service rendered
            to date                                              $ 72,752       $ 69,967
    Assets at fair value, primarily publicly traded stocks
        and bonds                                                  80,518         79,541
                                                                 --------       --------
    Value of assets over the projected benefit obligation
                                                                    7,766          9,574

    Unrecognized net gain from past experience different
        from that assumed                                          (6,929)        (8,704)
    Prior service cost not yet recognized in net periodic
        pension cost                                                1,110          1,224
    Unrecognized net asset at January 1, 1986 being
        recognized over 15 years                                   (2,014)        (2,439)
                                                                 --------       --------
    Accrued pension liability                                    $    (67)      $   (345)
                                                                 ========       ========

   Net pension costs included in the statements of income for the years ending September 30, include the following components:

                                                      1994           1993          1992
                                                      ----           ----          ----


       Service cost                                $  2,021       $  2,009      $  1,880
       Interest cost                                  5,469          5,068         4,704
       Return on plan assets                         (2,597)        (6,410)       (6,126)
       Net amortization and deferral                 (4,784)          (327)         (400)
                                                   --------       --------      --------
       Net cost                                    $    109       $    340      $     58
                                                   ========       ========      ========


   The Company also provides its officers with a supplemental retirement plan. The actuarially determined accumulated benefit obligation was approximately $3,400 at both September 30, 1994 and 1993. The cost of this plan is being accrued over the service lives of the individual officers. Net expense related to this plan was $505 for 1994, $306 for 1993 and $282 for 1992. The Company contributes to a trust to fund the liability for supplemental retirement plan benefits. The trust balance included in other assets at September 30, 1994 and 1993 was $2,073 and $1,415, respectively.

   In thousands of dollars, except per share amounts)


   In August, 1994 the Company announced an early retirement program for nonunion employees which resulted in the reduction of approximately 3% of the total workforce through voluntary early retirement. The cost of this program of $1,341 included pension enhancements and other benefits and was fully recognized by the Company in the fourth quarter of fiscal 1994.

   In November, 1992 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). This statement requires employers to record any obligation which exists to provide certain benefits to former or inactive employees after employment but before retirement.
   The Company is required to adopt these new standards during fiscal 1995.
   In the opinion of management, the impact of SFAS No. 112 will not be material.


   4.  Postretirement Benefits Other Than Pensions:

   The Company provides certain health care and life insurance benefits through a benefit plan to retired employees. These benefits are available for employees leaving the Company who are otherwise eligible to retire and have met specific service requirements. Through September 30, 1993 the Company recognized the cost of these benefits as they were paid (pay-as-you-go). In December, 1990 the FASB issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). This new standard requires that the expected cost of postretirement benefits, primarily health care and life insurance benefits, must be charged to expense during the years that eligible employees render service.

   Effective October 1, 1993 the Company adopted SFAS No. 106 on a prospective basis and began amortizing its approximately $22,000 accumulated benefit obligation over a twenty-year period. Total health care and life insurance costs under SFAS No. 106 were $2,931 in 1994 compared to costs of $1,575 in 1993 and $1,715 in 1992 on a pay-as-you-go basis. In its December, 1993 rate decision (see Note 2) the DPUC approved a five-year phase-in of SFAS No. 106 expenses with an allowed annual recovery of $1,946 and deferral of each year's additional SFAS No. 106 expenses for future recovery through amortization over a five-year period. At September 30, 1994 $985 has been deferred pending future amortization and recovery through 1999.

   In thousands of dollars, except per share amounts)


   The following table represents the plan's funded status reconciled to the consolidated balance sheet at September 30, 1994:

                                                                                   1994
                                                                                   ----
       Accumulated postretirement benefit obligation of:

           Retirees                                                              $  3,186
           Fully eligible active employees                                          5,332
           Active employees not eligible to retire                                 13,241
                                                                                 --------
       Total accumulated postretirement benefit obligation
                                                                                   21,759
       Less:  Market value of plan assets                                           1,803
                                                                                 --------

       Accumulated postretirement benefit obligation in
           excess of plan assets                                                   19,956
       Unrecognized transition amount                                             (18,635)
       Unrecognized net gain                                                          254
                                                                                 --------
       Accrued postretirement benefit liability                                  $  1,575
                                                                                 ========


   The components of SFAS No. 106 health care and life insurance costs for the fiscal year ended September 30, 1994 are:

                                                                                1994
                                                                                ----

   Service cost                                                               $    367
   Interest cost                                                                 1,664
   Return on plan assets                                                           (81)
   Net amortization                                                                981
                                                                              --------
   Net health care and life insurance costs
                                                                              $  2,931
                                                                              ========

   For measurement purposes annual rates of increase of 16% and 12% are assumed for nonmedicare and medicare eligible retirees, respectively, in the per capita cost of covered health care benefits. The rate was assumed to decrease to 6% for both groups in 2003. The effect of increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1994 by $964 and the aggregate of the service and interest cost for the year then ended by $130. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 8.25% and was determined by analyzing the interest rates, as of September 30, 1994, of long-term, high quality corporate debt securities having a duration comparable to the plan.

   (In thousands of dollars, except per share amounts)


   The Company has established Employee Benefit Trusts (VEBA) to pay current retiree health care and life insurance benefits and to fund the Company's retirement benefit liability. In 1994 the Company funded $1,350 for SFAS No. 106 costs. The VEBA balances at September 30, 1994 and 1993 were $1,803 and $1,507, respectively and are primarily invested in life insurance policies and equity products.


   5.  Income Taxes:

   The following is an analysis of the provision for federal and state income taxes:

                                                                       September 30,
                                                                  ------------------------
                                                                 1994        1993        1992
                                                                 ----        ----        ----
    Charged to operations:
        Federal:
            Current                                            $ 3,822     $10,877     $ 5,247
            Deferred                                             6,098      (1,024)      3,429
                                                               -------     -------     -------
                                                                 9,920       9,853       8,676
                                                               -------     -------     -------
        State:
            Current                                              1,424       4,325       2,218
            Deferred                                             2,230        (519)      1,661
                                                               -------     -------     -------
                                                                 3,654       3,806       3,879
                                                               -------     -------     -------
        Deferred investment tax credits                           (221)       (221)       (221)
                                                               -------     -------     -------
            Total charged to operations                         13,353      13,438      12,334
                                                               -------     -------     -------
    Charged to other income/(deductions):
        Federal:
            Current                                                198         356         255
            Deferred                                              (118)         47           -
                                                               -------     -------     -------
                                                                    80         403         255
                                                               -------     -------     -------
        State:
            Current                                                 77         133         119
            Deferred                                               (44)         16           -
                                                               -------     -------     -------
                                                                    33         149         119
                                                               -------     -------     -------
            Total charged to other income/(deductions)
                                                                   113         552         374
                                                               -------     -------     -------

               Total                                           $13,466     $13,990     $12,708
                                                               =======     =======     =======

   (In thousands of dollars, except per share amounts)


   Depreciation for federal income tax purposes is computed using accelerated cost recovery methods and different lives as permitted under the Internal Revenue Code (Code). The DPUC has allowed the Company to normalize taxes on accelerated depreciation, as required under the Code, for depreciable property additions made by the regulated operations subsequent to 1980.
   For certain other temporary differences, tax reductions are accounted for as a reduction of federal income tax expense in accordance with the flow-through method of accounting as required by the DPUC. Under the established ratemaking practices followed by the DPUC, deferred income taxes not provided for previously are collected in customer rates when such taxes become payable.

   Deferred income taxes are primarily a result of normalized plant items and temporary differences related to gas costs. For the regulated operations, deferred investment tax credits are amortized to income over the average life of the related property. The nonregulated operations provide deferred taxes on all temporary differences, including depreciation.

   Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which supersedes Statement of Financial Accounting Standards No. 96, adopted by the Company in 1988. In accordance with SFAS No. 109, the regulated operations reflect refundable taxes to ratepayers for reductions in the statutory federal income tax rate on normalized plant related temporary differences. The regulated operations also recognize the cumulative deferred income taxes on temporary differences which were previously flowed through to ratepayers. At September 30, 1994 and 1993 the Company had $46,759 and $51,023, respectively, on the balance sheet as an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers. These amounts have been adjusted for the tax effect of future revenue requirements and will be amortized over the life of the related depreciable assets concurrent with their recovery in rates.

   In October, 1994 the Company received formal approval from the Internal Revenue Service (IRS) to deduct for tax purposes current as well as certain prior incurred cost of removal expenses associated with retirements of plant and equipment. During fiscal 1994 the Company recognized current period cost of removal expenses which reduced the 1994 federal and state income tax provision by $880 or $.09 per share. The Company anticipates recording the tax benefit of additional cost of removal deductions related to the IRS approval during fiscal 1995.

   (In thousands of dollars, except per share amounts)


   A reconciliation of the consolidated federal income tax expense, at the statutory tax rate of 35% for 1994, blended tax rate of 34.75% for 1993 and at the tax rate of 34% for 1992, to the consolidated federal income tax expense is as follows:

                                                             1994        1993        1992
                                                             ----        ----        ----
    Consolidated statutory federal income tax expense
                                                           $ 9,619     $ 9,309     $ 8,152
    Change in consolidated federal income tax expense
        resulting from:
        Excess book over tax depreciation                    1,797       1,590       1,338
        Investment tax credits                                (221)       (221)       (221)
        Bad debts                                              131        (315)        (39)
        Contributions in aid of construction                    66          64          60
        Premiums on reacquired debt, net                        50        (209)       (636)
        1993 tax act impact                                      -         244           -
        Tax reserves                                           105        (618)          -
       Computer software                                      (899)          -           -
       Cost of removal                                        (744)          -           -
        All other items                                       (125)        191          56
                                                           -------     -------     -------
    Consolidated federal income tax expense                $ 9,779     $10,035     $ 8,710
                                                           =======     =======     =======

   IRS audits of the Company's federal income tax returns for 1986, 1987 and 1988 were settled during fiscal 1994. The outcome did not have a material impact on the Company's financial condition or results of operations.


   6.  Capital Stock:

   Common stock-

   In October, 1994 and 1992 the Company sold 392,200 and 750,000 shares of its $3.125 Par Common Stock at $22.75 and $23.125 per share, respectively. The Company received net proceeds of approximately $8,500 in 1994 and $16,600 in 1992 which were used by the regulated operations to retire existing short-term borrowings and for working capital purposes. The October, 1994 transaction closed subsequent to year-end and will be recorded for financial statement purposes in fiscal 1995.

   Dividend reinvestment plan and employee savings plans-

   The Company maintains a Dividend Reinvestment Plan (DRIP) which provides the Company's holders of common stock and preferred stock the opportunity to receive shares of the Company's common stock in lieu of some or all of their cash dividends. In addition, the Company has Employee Savings Plans
   (ESP), which are designed to encourage and assist employees to save and invest for long-term financial security. All amounts paid into the ESP by the Company are used to purchase the Company's common stock. At September 30, 1994 there were 1,068,355 shares of the Company's common stock reserved for issuance under the DRIP and ESP. In the fiscal years ended September 30, 1994, 1993 and 1992 the Company's contribution to the ESP on behalf of employees was $956, $890 and $825, respectively.

   (In thousands of dollars, except per share amounts)


   Executive restricted stock plan-

   In 1990 the Company adopted a restricted stock performance plan. The plan terminates in the year 2000 and is authorized to issue up to 200,000 shares. On October 1, 1990 and October 1, 1993 key employees were granted 22,146 and 24,040 restricted shares of the Company's common stock under this plan. Restrictions lapse and the shares vest over a three to five year period beginning October 1, 1990, and 1993, respectively as certain performance goals are achieved. In October, 1994 and 1993 5,773 and 7,382, respectively, of the restricted shares became fully vested and were awarded to qualifying employees.

   The market value of the shares awarded under this plan has been recorded as unearned compensation and is a separate component of common equity. The unearned compensation is being charged to expense over the vesting period based on achievement of the performance criteria. Compensation charged to expense was $166 in 1994, $464 in 1993 and $158 in 1992.


   Preferred stock-

   The Company is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.

   The following table sets forth the changes in the number of shares outstanding for each class of the Company's preferred stock not subject to mandatory redemption, for the years ended September 30, 1994, 1993 and 1992, respectively:

                                                     1994           1993           1992
                                                     ----           ----           ----
         $3.125 par value                          (10,735)        (6,052)        (2,804)
                                                   =======        =======        =======
         $100 par value                                 (9)             -           (158)
                                                   =======        =======        =======


   7.  Long-term Debt:

   The Company has various issues of first mortgage bonds and first mortgage notes outstanding with maturities from 2001 to 2010. Under the most restrictive terms of the indenture securing the bonds, retained earnings of $41,041 are available for dividends at September 30, 1994. Sinking fund requirements for outstanding bonds were paid in cash.

   In July, 1993 the Company issued a secured note for $15,100, at 6.89%, due 2010. The principal is payable in seventeen (17) consecutive annual installments, beginning in July, 1994. The proceeds were used to repurchase $13,900 of 9.25% and $226 of 14.5% existing first mortgage debt at an aggregate premium of $723, and for working capital purposes. The premium has been capitalized and is being amortized over the life of the note, as authorized by the DPUC. The associated income tax benefits were accounted for using the flow-through method of accounting.

   (In thousands of dollars, except per share amounts)


   In September, 1993 the Company issued $20,000 of Medium Term Notes (MTN) at 6.85%, due 2013. The MTNs are unsecured and have no call provisions or sinking fund requirements. The September, 1993 proceeds were used by the regulated operations to refinance $20,000 of existing short-term debt.
   This issue completed the $75,000 Series A MTN program approved by the DPUC in 1992.

   In June, 1994, with the approval of the DPUC, the Company established a Series B MTN program which permits the issue of up to $75,000 of unsecured MTNs over a four-year period at maturities not exceeding thirty years, under varying terms. Under this program the Company has issued the following MTNs in fiscal 1994 with no sinking fund requirements:

           Date         Face Value      Interest Rate      Maturity        Call Provision
     ---------------    ----------      -------------    -----------     ------------------
    July, 1994              $10,000        7.82%             2004               None
    August, 1994            $ 5,000        8.12%             2014               None
    August, 1994            $ 5,000        8.49%             2024         Callable in 2004

   The proceeds were used by the regulated operations to refinance $15,000 of existing short-term debt and for general working capital purposes. The average interest rate of the retired short-term debt was 4.85%.

   Long-term debt amounts which are due during each of the five years ending September 30 through 1999, are as follows:

                               Sinking Fund Requirements and Maturities
                               ----------------------------------------
                                             Year                 Total
                                             ----                -------
                                             1995                $ 3,791
                                             1996                  3,930
                                             1997                 13,505
                                             1998                  5,993
                                             1999                  6,142
                                                                 -------
                                                                 $33,361
                                                                 =======


   8.  Short-term Borrowings and Lines of Credit:

   The Company maintains a line of credit under a revolving credit agreement with a large regional bank. Under this agreement the Company can borrow up to $20,000, less any commercial paper outstanding, at a Eurodollar, Certificate of Deposit or Base Rate of interest plus a variable margin.
   The initial expiration date is March 30, 1996, with two optional one-year extensions. There is also a .1% facility fee and a .075% commitment fee on the unused portion of the agreement. At September 30, 1994, there were no borrowings outstanding under this agreement. At September 30, 1994, there were $11,000 of commercial paper outstanding.

   The Company also maintains a one-year line of credit with a bank for $9,000. The Company pays a 3/8 of 1% commitment fee on the unused portion. The interest rate varies according to market conditions. The terms of this line of credit require no maintenance or compensating balance. This line of credit expires on February 20, 1995. At September 30, 1994, there were $3,800 of borrowings outstanding under this line of credit.

   (In thousands of dollars, except per share amounts)


   In December, 1993 the Company entered into an agreement for a $10,000 temporary unsecured line of credit with a bank for use by the regulated gas operations. This line of credit expired on April 30, 1994.

   In November, 1993 ENI entered into an agreement for a $5,000 temporary unsecured line of credit with a bank. The interest rate is based on current money market rates determined at the time of each borrowing. This agreement is in the process of being converted to a three-year unsecured line of credit expiring in 1997, with a 1/5 of 1% commitment fee on the unused line. The interest rate will be based upon the certificate of deposit, libor or money market rate plus a variable margin and is determined at the time of each borrowing. At September 30, 1994 there were no borrowings outstanding under this arrangement.

   The Hartford Steam Company (HSC), a wholly-owned subsidiary of ENI, has maintained a line of credit under a revolving credit agreement with a bank. Under the terms of this agreement HSC could borrow up to $9,000 at prime, bank or libor rate plus a fraction of a percent with no compensating balance requirements, through September 29, 1994. HSC has obtained a commitment for a replacement agreement for a $5,000 secured line of credit, through October, 1997, with a 1/5 of 1% commitment fee on the unused portion of the available credit line. The interest rate is based upon the certificate of deposit, libor or money market rate plus a variable margin, determined at the time of each borrowing. At September 30, 1994, there were $3,700 of borrowings outstanding under this arrangement.

   Additional information relating to lines of credit and commercial paper for each of the three fiscal years ended September 30, is set forth below:

                                                 1994             1993            1992
                                               --------         --------        --------
    Balance at end of year
        Borrowings                              $18,500          $14,500         $17,950
        Unused lines of credit                   20,500           23,500          20,050
                                                -------          -------         -------
            Total                               $39,000          $38,000         $38,000
                                                =======          =======         =======
    Maximum borrowings outstanding
       during the year                          $42,900          $29,800         $28,900
    Average outstanding borrowings
       during the year                          $21,673          $15,916         $13,184
    Interest rates
       End of year                           4.82%-6.25%       3.3%-6.25%      3.62%-4.5%
       Average for year                            3.96%            3.83%           3.94%


   9.  Fair Value of Financial Instruments:

   The fair value amounts disclosed below have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

   The carrying amount of cash and cash equivalents; accounts receivable; notes payable under revolving credit agreements; notes payable and commercial paper; accounts payable and accrued expenses; and unrecovered or refundable purchased gas costs approximates fair value.

   (In thousands of dollars, except per share amounts)


   At September 30, 1994 and 1993 the fair value of the Company's long-term debt, including current maturities, is $158,962 and $160,567, respectively. The fair value at year-end 1994 and 1993, of $144,583 and $128,637 of fixed-rate long-term debt, based on the market value of similar instruments, is estimated at $145,562 in 1994 and $146,567 in 1993. The carrying amount of the variable-rate long-term debt of $13,400 in 1994 and $14,000 in 1993 approximates fair value.

   The Company has guaranteed 2.4% of a letter of credit for Iroquois, equivalent to approximately $958 at September 30, 1994 and 1993, which approximates fair value. The letter of credit is used to satisfy Iroquois's cash retention requirements with respect to agreements between Iroquois and its lenders.

   10.  Commitments and Contingencies:

   Construction expenditures-

   Construction expenditures for the fiscal year ending September 30, 1995 are estimated at $27,405 for the regulated operations and $2,868 for the nonregulated operations.


   Gas supply-

   The Company is party to short-term and long-term contracts for the purchase of natural gas and transportation and storage services.


   FERC Order No. 636 transition costs-

   The Company began to be billed for transition costs associated with Federal Energy Regulatory Commission (FERC) Order No. 636 from its pipeline suppliers in June, 1993. These costs are expected to be billed to the Company over three years. Through September 30, 1994 the Company has paid and recovered from ratepayers $8,075 of an estimated $15,000 of transition costs.

   In July, 1994 the DPUC issued a decision allowing companies under its jurisdiction to recover these costs from amounts which would otherwise have been refunded to customers and the opportunity, if necessary, for surcharges added to customers' future bills.

   In the opinion of management the Company has available a sufficient number of recovery mechanisms to provide for the full recovery of all transition costs. For this reason it is the opinion of management that these transition costs will not have a material impact on the Company's financial condition or results of operations. The unpaid estimated liability of $6,925 at September 30, 1994 is included in Accounts Payable and Accrued Expenses and Accrued Transition Costs.


   Steam supply-

   The nonregulated operations are party to three long-term contracts for the purchase of steam.

   (In thousands of dollars, except per share amounts)


   The nonregulated operations' primary steam supplier has indicated a desire to negotiate a termination of its long-term steam supply contract with HSC. Accordingly, management has entered into discussions with this supplier and, at a minimum, will seek reimbursement of all amounts recorded from the supplier and any additional amounts that may be owing as a result of the termination of the steam supply contract and related agreements. The nonregulated operations have also developed a plan for alternative steam supply sources. Management believes that adequate alternate sources of steam are available and that any change in its source of steam supply will not have any material impact on customers' supply or service. Furthermore, management does not believe that the resolution of this matter will have any material adverse effect on the Company's financial condition or results of operations. However, the ultimate impact will depend upon a number of factors including the final terms of any settlement agreed to with the supplier and the terms of any new steam supply.


   Letter of credit-

   As a condition of its ownership in the DCA, ENI is contingently liable under a letter of credit amounting to $2,000.


   Environmental matters-

   There are three sites on which are located the Company's former gas manufacturing facilities. The Company has not been required to undertake any action on these sites by any state or federal agency since 1989. The Company will continue to review the condition of these sites. No determination has been made as to whether any remediation will be required. In the December, 1993 rate decision the DPUC allowed the deferral of any potential environmental remediation costs that may be incurred related to manufactured gas sites for consideration for recovery in future rate proceedings.

   In 1990 the owner of property adjacent to one of these sites claimed that contaminants similar to residues from gas manufacturing activities were present on its property. The Company is unable to predict the outcome of this matter.

   Management does not anticipate any material future cash requirements relating to these environmental issues. As a result, the above matters are not expected to have a material adverse effect on the Company's financial condition or results of operations. If circumstances changed and environmental expenditures were required, the Company would seek appropriate regulatory recovery of any amounts expended to return these sites to their original condition.

   The nonregulated operations are subject to compliance with Clean Air Act requirements. They expect to incur approximately $2,000 of capital expenditures over the next five fiscal years to satisfy these requirements.

   (In thousands of dollars, except per share amounts)


   Legal proceedings-

   Two civil and criminal investigations related to environmental issues, brought against Iroquois in 1992, are still pending. Although the Company cannot predict the outcome of these proceedings, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations. Iroquois is a partnership of which the Company is a 2.4% owner (see Note 1).

   The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

   (In thousands of dollars, except per share amounts)


   11.  Segment Information:

   The Company operates in two segments: gas related activities and nonregulated activities. Gas related activities consist primarily of natural gas distribution to residential, commercial and industrial customers. Nonregulated activities consist primarily of district heating and cooling services.

   Intersegment sales are priced in accordance with terms of existing tariffs and contracts. Information about the Company's operations, by business segment, is presented below:

                                                       1994          1993         1992
                                                     ---------     ---------    ---------
    Revenues:
       Gas related activities                        $269,433      $244,516     $215,931
       Nonregulated activities                         24,298        24,284       24,034
       Intersegment revenues                           (3,069)       (3,463)      (3,776)
                                                     --------      --------     --------
            Total                                    $290,662      $265,337     $236,189
                                                     ========      ========     ========
    Pre-Tax Operating Income:
       Gas related activities                        $ 37,636      $ 35,182     $ 33,940
       Nonregulated activities                          6,629         6,442        6,293
                                                     --------      --------     --------
            Total                                      44,265        41,624       40,233
       Income taxes                                    13,353        13,438       12,334
                                                     --------      --------     --------
            Consolidated Operating Income            $ 30,912      $ 28,186     $ 27,899
                                                     ========      ========     ========
    Depreciation and Amortization:
       Gas related activities                        $ 13,481      $ 10,699     $  9,243
       Nonregulated activities                          2,026         1,950        2,090
                                                     --------      --------     --------
            Total                                    $ 15,507      $ 12,649     $ 11,333
                                                     ========      ========     ========
    Property Additions:
       Gas related activities                        $ 25,352      $ 22,696     $ 24,088
       Nonregulated activities                          2,507         2,835        2,057
                                                     --------      --------     --------
            Total                                    $ 27,859      $ 25,531     $ 26,145
                                                     ========      ========     ========
    Identifiable Assets:
       Gas related activities                        $394,229      $380,745     $334,602
       Nonregulated activities                         64,325        63,840       62,968
                                                     --------      --------     --------
            Consolidated Identifiable Assets
                                                     $458,554      $444,585     $397,570
                                                     ========      ========     ========


   NOTES TO FINANCIAL STATEMENTS (concluded)
   (In thousands of dollars, except per share amounts)


   12.  Quarterly Results (Unaudited):

   The following table sets forth information with respect to the consolidated quarterly results of operations for the fiscal years 1994 and 1993. The amounts are unaudited but, in the opinion of management, include only normal, recurring adjustments necessary to present fairly the results of operations.

   The quarterly results of operations reflect the seasonal nature of the Company's operations. The results of any one quarter during the year are not indicative of the results of future quarters or the results of the Company's fiscal year.

                        Consolidated Results of Operations
                        ----------------------------------

   --------------------------------------------------------------------------------------------
                                      December 31,     March 31,      June 30,     September 30,
   Quarter Ended                          1993           1994           1994            1994
   --------------------------------------------------------------------------------------------

      Operating Revenues                 $ 80,140       $122,565       $ 50,003        $ 37,954

      Operating Income                   $  9,920       $ 18,256       $  2,442        $    294

      Net Income (Loss)                  $  6,680       $ 15,036       $   (908)       $ (3,105)

      Net Income (Loss) Per Common
           Share                         $    .70       $   1.57       $   (.10)       $   (.33)



   --------------------------------------------------------------------------------------------
                                      December 31,     March 31,      June 30,     September 30,
   Quarter Ended                          1992           1993           1993            1993
   --------------------------------------------------------------------------------------------

      Operating Revenues                 $ 76,551       $106,397       $ 42,267        $ 40,122

      Operating Income                   $  9,116       $ 16,537       $  2,176        $    357

      Net Income (Loss)                  $  6,146       $ 13,350       $    123        $ (2,764)

      Net Income (Loss) Per Common
         Share                           $    .65       $   1.40       $    .01        $   (.29)


   ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   ------------------------------------------------------------


   There have been no disagreements required to be disclosed under this item.

                                     PART III



   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   -----------------------------------------------------------

      The information required by this item regarding directors of the registrant and the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the section entitled "Biographical Information" in the Company's definitive proxy statement for its January, 1995 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is hereby incorporated by reference. The information required by this item regarding executive officers of the registrant is included in Part I hereof.


   ITEM 11. EXECUTIVE COMPENSATION
   -------------------------------

      The information required by this item is contained in the sections entitled "Compensation of Directors","Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Summary Executive Compensation", "Long Term Incentive Plan Awards Table", "Retirement Plans" and "Comparison of Five Year Cumulative Total Return" performance graph in the Company's definitive proxy statement for its January, 1995 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   -----------------------------------------------------------------------

      The information required by this item is contained in the section entitled "Ownership of Company Stock" in the Company's definitive proxy statement for its January, 1995 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   -------------------------------------------------------

      There were no transactions during the year which would require disclosure pursuant to this item.

                                      PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

   (a)  1. Financial Statements:
           --------------------

           The consolidated balance sheets, statements of income, statements of cash flows, statements of capitalization and statements of common stock equity, together with the notes to the financial statements and report thereon of Arthur Andersen LLP dated November 21, 1994, are included in Part II, Item 8 herein.

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

               V Property, Plant and Equipment (including intangibles) for the fiscal years ended September 30, 1994, 1993 and 1992

              VI Accumulated Depreciation and Amortization of Property, Plant and Equipment for the fiscal years ended September 30, 1994, 1993, and 1992

            VIII Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1994, 1993 and 1992

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

            (ii)  By-Laws of the Company, as amended

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

            (ii)  Storage service transportation contract (rate schedule SST-
                  NE) between the Company and Tennessee for firm delivery of gas stored by PYEC, filed as Exhibit No. 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, filed with the Commission on March 30, 1982 (Commission File No. 1-7727)

           (iii) Agreement dated November 1, 1980 between the Company and Robert H. Willis, filed as Exhibit No. 10(j) to the Company's Registration Statement on Form S-7 filed with the Commission on December 23, 1981 (Commission File No. 2-75457)

            (iv) Firm storage service transportation contract (rate schedule FSST-NE) between the Company and Tennessee for delivery of gas stored by Penn York, filed as Exhibit No. 10(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, filed with the Commission on March 30, 1986 (Commission File No. 1-7727)

             (v) Loan Agreement and Amendments thereto, between The Hartford Steam Company and Connecticut National Bank, filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)

            (vi) Steam Supply Agreement and Amendments thereto, between the Hartford Steam Company and O'Brien Energy Systems, Inc. dated September 19, 1985, and as amended on February 25, 1987, and October 6, 1987, filed as Exhibit No. 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

           (vii) Canadian gas transportation contract (rate schedule CGT-NE) between the Company and Tennessee, dated December 1, 1987, filed as Exhibit No. 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

          (viii) Gas purchase contract between the Company and TransCanada Pipelines Limited, dated September 14, 1987, filed as Exhibit No. 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

            (ix) Gas sales agreement between the Company and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10        (x)  Restated and Amended Letter of Credit and Reimbursement
                  Agreement by and between Affiliated Resources Corporation and Canadian Imperial Bank of Commerce, New York Agency, dated
                  March 1, 1988, filed as Exhibit No. 10(xxiv) to the Company's
                  Annual Report Form 10-K for the fiscal year ended December
                  31, 1988, filed with the Commission on March 29, 1989
                  (Commission File No. 1-7727)

            (xi) Third Amendment, dated April 7, 1988, to the Steam Supply Agreement, between The Hartford Steam Company and O'Brien Energy Systems, Inc. dated September 19, 1985 (filed as Exhibit No. 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 29, 1989 (Commission File No. 1-7727)

           (xii) Fourth Amendment, dated March 1, 1989, to the Steam Supply Agreement between The Hartford Steam Company and O'Brien Energy Systems, Inc., dated September 19, 1985 (filed as Exhibit No. 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

          (xiii) Steam Supply Agreement between The Hartford Steam Company and Independent Energy Operations, Inc., dated December 3, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xiv) Partial Release of Mortgage agreement, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)), filed as Exhibit No. 10(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

            (xv) Fourth Amendment, dated August 15, 1989, to the Open End Mortgage and Security Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)), filed as Exhibit No. 10(xxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10      (xvi)  Open-End Mortgage and Security Agreement between Energy
                  Networks, Inc. and The Connecticut National Bank, dated March
                  1, 1989, filed as Exhibit No. 10(xxviii) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1989, filed with the Commission on March 28, 1990
                  (Commission File No. 1-7727)

          (xvii) Collateral Assignment of Lease and Rentals, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989 (filed as Exhibit 10(xxviii) herein), filed as Exhibit No. 10(xxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

         (xviii) Amended and Restated Loan Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 31, 1983, filed as Exhibit No. 10(xxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xix) Precedent Agreement to First Amendment, dated September 14, 1988, to the Gas Sales Agreement between the Company and Boundary Gas, Inc., dated September 14, 1987 (filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission March 28, 1990 (Commission File No. 1-7727)

            (xx) First Amendment, dated January 1, 1990, to the Gas Sales Agreement between the Company and Boundary Gas, Inc., dated September 14, 1987 (filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)), filed as Exhibit 10(xxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xxi) Sixth Amendment, dated September 30, 1991, to the Loan Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxviii) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

          (xxii) Medium Term Notes, Series A, Placement Agency Agreement among Connecticut Natural Gas Corporation, PaineWebber Incorporated and Smith Barney, Harris Upham & Co. Incorporated, dated November 1, 1991, filed as Exhibit No. 10(xxxix) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (xxiii)  Issuing and Paying Agency Agreement between The Connecticut
                  National Bank and Connecticut Natural Gas Corporation, for the Medium Term Notes, Series A, dated November 1, 1991, filed as Exhibit No. 10(xl) to the Company's Transition
                  Report on Form 10-K for the period October 1, 1990 to
                  September 30, 1991, filed with the Commission on December 23,
                  1991, (Commission File No. 1-7727)

          (xxiv) Connecticut Natural Gas Corporation Executive Restricted Stock Plan, filed as Exhibit A to the Company's definitive proxy statement dated March 26, 1991, filed with the Commission on March 26, 1991 (Commission File No. 1-7727)

           (xxv) Gas Transportation Contract for Firm Reserved Service, dated February 7, 1991, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

          (xxvi) Gas Sales Agreement No. 1, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

         (xxvii) Gas Sales Agreement No. 2, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

        (xxviii) Gas Sales Agreement (ProGas), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

          (xxix) Gas Sales Agreement (ATCOR), dated February 7, 1991, between the Company and Alberta Northeast Limited, filed as Exhibit No. 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           (xxx) Gas Sales Agreement (AEC), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

          (xxxi) Gas Transportation Contract for Firm Reserved Service, dated October 20, 1992, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (xxxii)  Revolving Credit Agreement, dated March 30, 1993, between the
                  Company and The First National Bank of Boston, filed as
                  Exhibit No. 10(xlviii) to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 3, 1993 (Commission File No. 1-7727)

        (xxxiii) Secured Note Purchase Agreement, dated July 15, 1993, between the CNG Realty Corp. and the Aid Association for Lutherans, filed as Exhibit No. 10(xlix) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

         (xxxiv) Capital Contribution Support Agreement, dated April 15, 1993, among Connecticut Natural Gas Corporation, ENI Transmission Company and Bank of Montreal, filed as Exhibit No. 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

          (xxxv) Steam and Chilled Water Supply Agreement, dated May 28, 1986, between Capitol District Energy Center Cogeneration Associates and Energy Networks, Incorporated, filed as Exhibit No. 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxvi) Service Agreement #89102 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

        (xxxvii) Service Agreement #93005 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

       (xxxviii)  Service Agreement #93205 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxix) Service Agreement #93305 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

            (xl) Service Agreement #93404 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10      (xli)  Service Agreement #9B103 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Company and Algonquin Gas Transmission
                  Company, filed as Exhibit No. 10(xliii) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993, filed with the Commission December 28,
                  1993 (Commission File No. 1-7727)

          (xlii) Service Agreement #9W005 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xliii) Service Agreement #.6426, dated June 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation, filed as Exhibit No. 10(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (xliv) Service Agreement #800380 (Rate Schedule CDS), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           (xlv) Service Agreement #800341 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (xlvi) Service Agreement #800294 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xlvii) Service Agreement #800295 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

        (xlviii) Service Agreement #400148 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (xlix) Service Agreement #400149 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(li) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10        (l)  Service Agreement #400150 (Rate Schedule SS-1), dated June 1,
                  1993, between the Company and Texas Eastern Transmission
                  Corporation, filed as Exhibit No. 10(lii) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993, filed with the Commission December 28,
                  1993 (Commission File No. 1-7727)

            (li) Service Agreement (Rate Schedule FTNN), dated October 1, 1993, between the Company and CNG Transmission Corporation, filed as Exhibit No. 10(liii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           (lii) Service Agreement (Rate Schedule GSS), dated November 1, 1993, between the Company and CNG Transmission Corporation, filed as Exhibit No. 10(liv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (liii) Amended and Restated CNG Officers' Retirement Plan, dated June 28, 1994

           (liv) The Connecticut Natural Gas Corporation Officers' Retirement Plan Trust Agreement, dated January 9, 1989

            (lv) First Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated August 5, 1993

           (lvi) The Connecticut Natural Gas Corporation Deferred Compensation Plan, as amended, dated January 1, 1993

          (lvii) First Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated December 2, 1993

         (lviii) Second Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated June 28, 1994

           (lix) Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, dated December 28, 1987

            (lx) First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, Dated December 2, 1993

           (lxi) Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Union Employee Benefit Trust, dated December 2, 1993

          (lxii)  CNG Annual Incentive Plan, 1994

         (lxiii) Settlement Agreement and Release of All Claims by and between Connecticut Natural Gas Corporation and Donato P. Lauria, dated November 29, 1993

           --------

      Exhibit
      Number
   ------------

   10     (lxiv)  Letter of Credit and Reimbursement Agreement by and between
                  Energy Networks, Inc. and The Bank of Nova Scotia, dated
                  October 14, 1994

           (lxv) Second Amended and Restated Loan Agreement by and between The Hartford Steam Company and Shawmut Bank Connecticut, N.A., dated October 28, 1994

          (lxvi) Medium Term Notes, Series B, Placement Agency Agreement among Connecticut Natural Gas Corporation, Smith Barney Inc., and A.G. Edwards & Sons, Inc., dated June 14, 1994

         (lxvii) Issuing and Paying Agency Agreement between Shawmut Bank Connecticut, National Association, and Connecticut Natural Gas Corporation, for Medium Term Notes, Series B, dated June 14, 1994

        (lxviii) Service Agreement (EFT Service), dated July 31, 1993, between the Company and National Fuel Gas Supply Corporation

          (lxix) Gas Storage Contract, dated February 16, 1990, between the Company and ENDEVCO Industrial Gas Sales Company

   11   Computation of Consolidated Primary and Fully Diluted Earnings Per
        Share

   12   Computation of Ratios
           Not applicable

   13   Annual Report to Stockholders for the Fiscal Year Ended September 30,
        1994
           Not applicable

   16   Letter Regarding Change in Certifying Accountant
           Not applicable

   18   Letter Regarding Change in Accounting Principles
           Not applicable

   21   Subsidiaries of the Registrant

   22   Published Report Regarding Matters Submitted to Vote of Security
        Holders
           None

   23   Consent of Independent Public Accountants

   24   Power of Attorney

   27   Financial Data Schedule

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   (a)  3. Exhibits (concluded)
           --------

      Exhibit
      Number
   ------------

   99   Additional Exhibits

             (i)  Exhibit Index

            (ii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1993, filed as Exhibit 99(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission on December 28, 1993, as amended by Form 10-K Amendment No. 1, filed with the Commission on June 28, 1994 (Commission File No. 1-7727)

           (iii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1993, filed as
                  Exhibit 99(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission on December 28, 1993, as amended by Form 10-K Amendment No. 1, filed with the Commission on June 28, 1994 (Commission File No. 1-7727)


   Exhibits 4(i), 4(ii)(a), 4(ii)(b), 4(ii)(c), 4(ii)(d), 4(ii)(e), 4(ii)(f),
   4(ii)(g), 4(ii)(h), 10(i), 10(ii), 10(iii), 10(iv), 10(v), 10(vi), 10(vii),
   10(viii), 10(ix), 10(x), 10(xi), 10(xii), 10(xiii), 10(xiv), 10(xv),
   10(xvi), 10(xvii), 10(xviii), 10(xix), 10(xx), 10(xxi), 10(xxii),
   10(xxiii), 10(xxiv), 10(xxv), 10(xxvi), 10(xxvii), 10(xxviii), 10(xxix),
   10(xxx), 10(xxxi), 10(xxxii), 10(xxxiii), 10(xxxiv), 10(xxxv), 10(xxxvi),
   10(xxxvii), 10(xxxviii), 10(xxxix), 10(xl), 10(xli), 10(xlii), 10(xliii),
   10(xliv), 10(xlv), 10(xlvi), 10(xlvii), 10(xlviii), 10(xlix), 10(l),
   10(li), 10(lii), 99(ii) and 99(iii) listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference. All other exhibits referred to above are filed herewith.


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1994.

                                    SIGNATURES
                                    ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION
                                            -----------------------------------
                                                        (Registrant)

                                                  S/ Victor H. Frauenhofer
                                           ------------------------------------
                                                    (Victor H. Frauenhofer)
                                                    Chairman and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     S/ Victor H. Frauenhofer             Chairman, President,       December 21, 1994
    -------------------------------       (Principal Executive
       (Victor H. Frauenhofer)            Officer) and Director



     S/ James P. Bolduc                   Senior Vice President -    December 21, 1994
    -------------------------------       Financial Services and
       (James P. Bolduc)                  Chief Financial Officer


     S/ R. L. Babcock                                                December 21, 1994
    -------------------------------
       (R. L. Babcock)
     as Attorney-in-fact for:

            Bessye W. Bennett, Esq.                Director
            James F. English, Jr.                  Director
            Herman J. Fonteyne                     Director
            Beverly L. Hamilton                    Director
            Harvey S. Levenson                     Director
            Denis F. Mullane                       Director
            Richard J. Shima                       Director
            Laurence A. Tanner                     Director
            DeRoy C. Thomas                        Director
            Angelo Tomasso, Jr.                    Director

                        CONNECTICUT NATURAL GAS CORPORATION
                            Annual Report on Form 10-K
                                  Schedule Index

                       Fiscal Year Ended September 30, 1994

      Item                                   Description
   ----------                                -----------
        V. Financial Statement Schedule V; Property, Plant and Equipment (including intangibles) for the fiscal years ended September 30, 1994, 1993 and 1992

       VI. Financial Statement Schedule VI; Accumulated Depreciation and Amortization of Property, Plant and Equipment for the fiscal years ended September 30, 1994, 1993 and 1992

     VIII. Financial Statement Schedule VIII; Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1994, 1993 and 1992

   (d) Financial Statement Schedules
       -----------------------------
                                                                                                  Page 1 of 3
                              CONNECTICUT NATURAL GAS CORPORATION AND SUBSIDIARIES
                              ----------------------------------------------------
                       SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (INCLUDING INTANGIBLES)
                       ------------------------------------------------------------------
                                      FOR THE YEAR ENDED SEPTEMBER 30, 1994
                                      -------------------------------------
                                             (THOUSANDS OF DOLLARS)

   Column A                                   Column B    Column C        Column D       Column E          Column  F
                                             Balance at                                      Other           Balance
                                              Beginning    Additions       Retirements      Changes         at End of
                 Classification               of Period     at Cost         or Sales      Add(Deduct)        Period
              --------------------           ----------    ---------       -----------    -----------       ---------
   REGULATED GAS PLANT:
     Intangible                               $     491    $       -         $       -      $       -       $     491
     Production                                   3,921          118                16              -           4,023
     Storage                                     10,837          386                 -              -          11,223
     Distribution                               268,039       19,358 (1)           822          2,339 (3)     288,914
     Construction work in progress                1,379        2,444                 -         (1,324)(3)       2,499
     General                                     40,046        3,046               911          1,412 (2)      43,593
                                              ---------    ---------         ---------      ---------       ---------
                                                324,713       25,352             1,749          2,427         350,743
                                              ---------    ---------         ---------      ---------       ---------
   OPERATING & ADMINISTRATIVE CENTER             17,394            -                 -              -          17,394
                                              ---------    ---------         ---------      ---------       ---------
   NONREGULATED PLANT:
     Production                                  21,693          861               483              -          22,071
     Distribution                                37,990        1,286               385              -          38,891
     Storage                                      1,764            2                 -              -           1,766
     Construction work in progress                  (24)         287                 -              -             263
                                              ---------    ---------         ---------      ---------       ---------
                                                 61,423        2,436               868              -          62,991
                                              ---------    ---------         ---------      ---------       ---------
                                              $ 403,530    $  27,788         $   2,617       $  2,427       $ 431,128
                                              =========    =========         =========      =========       =========

  NOTES:
        (1)  This amount is comprised primarily of additions to services, mains, meters and meter installations and primarily reflects expenditures for main relocations, replacements and improvements and additional customers during the year.
        (2)  This amount is related to the Company's new Customer Information and Distribution Information Systems,
             transferred from other assets to plant in service during 1994.
        (3)  This amount represents the transfer of $1,324 of construction work in progress and $1,015 of other assets transferred to plant in service during 1994 for additions to the natural gas distribution system.

      See Part II, Item 8, Notes to the Financial Statements for discussion of depreciation methods and rates.

            (d) Financial Statement Schedules
                -----------------------------
                                                                                                            Page 2 of 3
                                        CONNECTICUT NATURAL GAS CORPORATION AND SUBSIDIARIES
                                        ----------------------------------------------------
                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (INCLUDING INTANGIBLES)
                                 ------------------------------------------------------------------
                                                FOR THE YEAR ENDED SEPTEMBER 30, 1993
                                                -------------------------------------
                                                       (THOUSANDS OF DOLLARS)
            Column A                                  Column B     Column C        Column D       Column E         Column  F
                                                      Balance at                                     Other           Balance
                                                       Beginning   Additions        Retirements     Changes         at End of
                         Classification                of Period    at Cost          or Sales     Add(Deduct)        Period
                      --------------------            ----------   ---------        -----------   -----------       ---------
            REGULATED GAS PLANT:
              Intangible                               $     491   $       -          $       -     $       -       $     491
              Production                                   3,837         104                 20             -           3,921
              Storage                                     10,760          77                  -             -          10,837
              Distribution                               248,961      18,774 (1)            553           857 (3)     268,039
              Construction work in progress                1,113       1,123                  -          (857)(3)       1,379
              General                                     22,914       3,209                780        14,703 (2)      40,046
                                                       ---------   ---------          ---------     ---------       ---------
                                                         288,076      23,287              1,353        14,703         324,713
                                                       ---------   ---------          ---------     ---------       ---------
            OPERATING & ADMINISTRATIVE CENTER             17,394           -                  -             -          17,394
                                                       ---------   ---------          ---------     ---------       ---------
            NONREGULATED PLANT:
              Production                                  20,710         999                119           103 (4)      21,693
              Distribution                                36,423         420                 73         1,220 (4)      37,990
              Storage                                      1,754          15                  5             -           1,764
              Construction work in progress                1,001         298                  -        (1,323)(4)         (24)
                                                       ---------   ---------          ---------     ---------       ---------
                                                          59,888       1,732                197             -          61,423
                                                       ---------   ---------          ---------     ---------       ---------
                                                       $ 365,358   $  25,019          $   1,550     $  14,703       $ 403,530
                                                       =========   =========          =========     =========       =========

            NOTES:
              (1)  This amount is comprised primarily of additions to services, mains, meters and meter installations and primarily reflects expenditures for main relocations, replacements and improvements and additional customers during the year.
              (2)  This amount represents $14,600 related to the Company's new Customer Information and Distribution
                   Information Systems and $103 of other software transferred from Other Assets to Plant in Service during 1993.
              (3)  This amount represents the transfer of construction work in progress of $857 to plant in service during 1993 for additions to the natural gas distribution system.
              (4)  Amounts represents the transfer of construction work in progress of $1,323 to plant in service during
                   1993 for additions to the district heating and cooling system.

            See Part II, Item 8, Notes to the Financial Statements for discussion of depreciation methods and rates.

            (d) Financial Statement Schedules
                -----------------------------
                                                                                                            Page 3 of 3
                                        CONNECTICUT NATURAL GAS CORPORATION AND SUBSIDIARIES
                                        ----------------------------------------------------
                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (INCLUDING INTANGIBLES)
                                 ------------------------------------------------------------------
                                                FOR THE YEAR ENDED SEPTEMBER 30, 1992
                                                -------------------------------------
                                                       (THOUSANDS OF DOLLARS)

            Column A                                  Column B     Column C        Column D       Column E         Column  F
                                                      Balance at                                     Other           Balance
                                                       Beginning   Additions        Retirements     Changes         at End of
                         Classification                of Period    at Cost          or Sales     Add(Deduct)        Period
                      --------------------            ----------   ---------        -----------   -----------       ---------
            REGULATED GAS PLANT:
              Intangible                               $     491   $       -          $       -     $       -       $     491
              Production                                   3,679         204                 46             -           3,837
              Storage                                     10,550         218                  8             -          10,760
              Distribution                               228,795      20,593 (1)            815           388 (2)     248,961
              Construction work in progress                    -       1,145                  -           (32)          1,113
              General                                     17,542       1,891                362         3,843 (2)      22,914
                                                       ---------   ---------          ---------     ---------       ---------
                                                         261,057      24,051              1,231         4,199         288,076
                                                       ---------   ---------          ---------     ---------       ---------
            OPERATING & ADMINISTRATIVE CENTER             18,302          37                 15          (930)(2)      17,394
                                                       ---------   ---------          ---------     ---------       ---------
            NONREGULATED PLANT:
              Production                                  19,795       1,204                289             -          20,710
              Distribution                                33,405         587                866         3,297 (3)      36,423
              Storage                                      1,753           1                  -             -           1,754
              Construction work in progress                    5         996                  -             -           1,001
                                                       ---------   ---------          ---------     ---------       ---------
                                                          54,958       2,788              1,155         3,297          59,888
                                                       ---------   ---------          ---------     ---------       ---------
                                                       $ 334,317   $  26,876          $   2,401     $   6,566       $ 365,358
                                                       =========   =========          =========     =========       =========

            NOTES:
              (1)  This amount is comprised primarily of additions to services, mains, meters and meter installations and primarily reflects expenditures for main relocations, replacements and improvements and additional customers during the year.
              (2)  Amounts primarily represent $1,028 of leasehold improvements transferred to regulated gas plant from the operating and administrative center and $3,472 transferred from other assets to plant in service.
              (3)  Amount represents $3,297 transferred to continuing operations plant in service in 1992 from discontinued operations.
            See Part II, Item 8, Notes to the Financial Statements for discussion of depreciation methods and rates.

   (d) Financial Statement Schedules
       -----------------------------                                                   Page 1 of 1
                         CONNECTICUT NATURAL GAS CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
       SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
       ----------------------------------------------------------------------------------------
                         FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                         -----------------------------------------------------
                                        (THOUSANDS OF DOLLARS)

   Column A                         Column B    Column C      Column D    Column E       Column  F
                                                Additions
                                     Balance     Charged                    Other         Balance
                                        At      to Costs                   Charges          at
                                    Beginning      and       Retirements     add          End of
   Description                      of Period   Expenses         (1)      (Deduct)        Period
   -----------                      ---------   ---------    -----------  --------        -------

   YEAR ENDED SEPTEMBER 30, 1994
   -----------------------------
     Depreciation:
       Regulated gas plant           $ 90,114    $13,079 (2)    $ 2,837    $   591  (3)  $100,947
       Operating and adminis-
         trative Center                 2,585        459              -          -          3,044
       Nonregulated plant              14,220      2,017            836          -         15,401
                                     --------    -------        -------    -------       --------
                                     $106,919    $15,555        $ 3,673    $   591       $119,392
                                     ========    =======        =======    =======       ========
   YEAR ENDED SEPTEMBER 30, 1993
   -----------------------------
     Depreciation:
       Regulated gas plant           $ 81,417    $10,771 (2)    $ 2,448    $   374  (3)  $ 90,114
       Operating and adminis-
         trative Center                 2,250        335              -          -          2,585
       Nonregulated plant              12,466      1,957            203          -         14,220
                                     --------    -------        -------    -------       --------
                                     $ 96,133    $13,063        $ 2,651    $   374       $106,919
                                     ========    =======        =======    =======       ========
   YEAR ENDED SEPTEMBER 30, 1992
   -----------------------------
     Depreciation:
       Regulated gas plant           $ 72,196    $ 9,348 (2)    $ 1,993    $ 1,866  (3)  $ 81,417
       Operating and adminis-
         trative Center                 1,978        332             15        (45)         2,250
       Nonregulated plant              10,977      1,981          1,092        600  (4)    12,466
                                     --------    -------        -------    -------       --------
                                     $ 85,151    $11,661        $ 3,100    $ 2,421       $ 96,133
             Other                   ========    =======        =======    =======       ========

   NOTES:
     (1) Cost of removing the property retired is included, and salvage has been deducted.
     (2) The totals include charges of $13,022 in 1994, $10,364 in 1993 and $8,911 in 1992 to
         depreciation expense.  The balance has been allocated to operating expense in accordance with the Company's practice of allocating depreciation on transportation and special work equipment, respectively, on a functional basis.
     (3) The portion of the depreciation provision charged to other accounts represents depreciation charged principally to construction in accordance with the Company's policy explained in Note 2 in the amount of $468 in 1994, $120 in 1993 and $114 in 1992.  The
         Company received reimbursements of $123 in 1994, $254 in 1993 and $365 in 1992 from state and local governments due to relocation of facilities for highway purposes.  In 1992
         $1,342 represents amortization related to deferred accounts transferred to plant in service and $45 is related to the transfer of leasehold improvements from the Operating
         and Administrative Center.
     (4) Represents $600 in 1992 related to discontinued operations property transferred to continuing operations.

   (d) Financial Statement Schedules
       -----------------------------                                                    Page 1 of 1
                         CONNECTICUT NATURAL GAS CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    --------------------------------------------------------------
                         FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                         -----------------------------------------------------
                                        (THOUSANDS OF DOLLARS)

   Column A                       Column B    Column C                  Column D     Column E
                                              Additions
                                                                       --------------------------
                                   Balance At    Charged       Charged    Deductions    Balance
                                   Beginning    To Costs       To Other      From        At End
   Description                     of Period  And Expenses     Accounts  Reserves (1)  of Period
   -----------                     ---------- ------------     --------  -----------   ---------
   YEAR ENDED SEPTEMBER 30, 1994
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  2,491     $  5,990     $      -     $  5,208    $  3,273
             Other (2)                    577          592           19          444         744
                                     --------     --------     --------     --------    --------
                                     $  3,068     $  6,582     $     19     $  5,652    $  4,017
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1993
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas (3)                 $  2,153     $  3,019     $  2,200     $  4,881    $  2,491
             Other (4)                    948          450           52          873         577
                                     --------     --------     --------     --------    --------
                                     $  3,101     $  3,469     $  2,252     $  5,754    $  3,068
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1992
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  2,098     $  3,022     $      -     $  2,967    $  2,153
             Other (5)                    813          225          135          225         948
                                     --------     --------     --------     --------    --------
                                     $  2,911     $  3,247     $    135     $  3,192    $  3,101
                                     ========     ========     ========     ========    ========

   Note: (1)   Deductions From Reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.
         (2)   $19 Charged to Other Accounts represents interest on receivables.
         (3)   $2,200 Charged to Other Accounts was recognized as a regulatory asset in other assets on the balance sheet, pending approval in the Company's December, 1993 rate decision (See Item 7, Management's discussion and Analysis of Financial Condition and Results of Operations and Item 8, Notes to the Financial Statements)
         (4)   $52 Charged to Other Accounts represents interest on receivables.
         (5)   $111 Charged to Other Accounts represents an allowance for doubtful accounts
               reclassified to continuing operations; $24 represents interest on receivables.