Form 10-Q
period 1994-12-31
CONNECTICUT NATURAL GAS CORP
filed 1995-01-31
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   December 31, 1994
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on January 24, 1995:  9,931,279.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the three months and twelve months ended December 31, 1994 and 1993 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
                     ASSETS                        1994        1994         1993
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 369,485   $ 365,638    $ 345,801
      Nonregulated energy                          62,767      62,728       61,459
      Construction work in progress                 2,379       2,762        1,046
                                                ---------   ---------    ---------
                                                  434,631     431,128      408,306
      Less-Allowance for depreciation             122,934     119,392      109,633
                                                ---------   ---------    ---------
                                                  311,697     311,736      298,673
                                                ---------   ---------    ---------

   Investments, at equity                           5,304       5,147        4,749
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                     1,145       1,126          668
      Accounts and notes receivable                36,967      28,393       43,502
      Allowance for doubtful accounts              (3,573)     (4,017)      (3,685)
      Accrued utility revenue                      17,138       3,714       16,828
      Inventories                                  17,833      18,326       18,769
      Prepaid expenses                              2,637      10,107        1,895
      Recoverable purchased gas costs                   -       3,769            -
                                                ---------   ---------    ---------
                                                   72,147      61,418       77,977
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     46,759      46,759       53,181
      Recoverable transition costs                  6,281       6,925       15,000
      Other assets                                 27,221      26,569       19,949
                                                ---------   ---------    ---------
                                                   80,261      80,253       88,130
                                                ---------   ---------    ---------
                                                $ 469,409   $ 458,554    $ 469,529
                                                =========   =========    =========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
         CAPITALIZATION AND LIABILITIES            1994        1994         1993
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  31,045   $  29,820    $  29,820
      Capital in excess of par value               73,906      66,657       66,948
      Retained Earnings                            45,658      43,264       42,878
                                                ---------   ---------    ---------
                                                  150,609     139,741      139,646
      Unearned compensation -
         Restricted stock awards                     (130)       (157)        (803)
      Treasury stock                                 (103)       (103)        (103)
                                                ---------   ---------    ---------
         Common stock equity                      150,376     139,481      138,740
      Preferred stock, not subject to
         mandatory redemption                         909         909          943
      Long-term debt                              153,604     154,193      137,088
                                                ---------   ---------    ---------
                                                  304,889     294,583      276,771
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                    2,000           -            -
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             3,884       3,791        4,437
      Notes payable and commercial paper           16,000      18,500       41,891
      Accounts payable and accrued expenses        40,818      37,906       41,018
      Refundable purchased gas costs                    -           -        1,403
      Accrued liabilities                           5,712       7,779          919
                                                ---------   ---------    ---------
                                                   66,414      67,976       89,668
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        37,492      36,916       31,313
      Unfunded deferred income taxes               46,759      46,759       53,181
      Investment tax credits                        3,589       3,644        3,809
      Refundable taxes                              3,275       3,275        3,984
      Accrued transition costs                      1,281       1,925        5,014
      Other                                         3,710       3,476        5,789
                                                ---------   ---------    ---------
                                                   96,106      95,995      103,090
                                                ---------   ---------    ---------
                                                $ 469,409   $ 458,554    $ 469,529
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1994              1993
                                                ----------        ----------

   Operating Revenues                           $   76,531        $   80,140
   Less:  Cost of Energy                            41,883            43,971
          State Gross Receipts Tax                   3,225             3,021
                                                ----------        ----------
   Operating Margin                                 31,423            33,148
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             11,863            13,356
      Depreciation                                   4,214             3,363
      Income taxes                                   4,180             4,709
      Other taxes                                    1,789             1,800
                                                ----------        ----------
                                                    22,046            23,228
                                                ----------        ----------
   Operating Income                                  9,377             9,920
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             30                13
      Equity in partnership earnings                   375               226
      Other deductions                                (153)             (387)
      Income Taxes                                    (118)               55
                                                ----------        ----------
                                                       134               (93)
                                                ----------        ----------
   Interest and Debt Expense                         3,427             3,147
                                                ----------        ----------
   Net Income                                        6,084             6,680
   Less-Dividends on Preferred Stock                    15                17
                                                ----------        ----------
   Net Income Applicable to Common Stock        $    6,069        $    6,663
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     0.61        $     0.70
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,914,226         9,541,526
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1994              1993
                                                ----------        ----------

   Operating Revenues                           $  287,053        $  268,926
   Less:  Cost of Energy                           153,459           147,891
          State Gross Receipts Tax                  12,067            10,761
                                                ----------        ----------
   Operating Margin                                121,527           110,274
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             54,551            49,236
      Depreciation                                  16,358            12,848
      Income taxes                                  12,824            12,339
      Other taxes                                    7,425             6,861
                                                ----------        ----------
                                                    91,158            81,284
                                                ----------        ----------
   Operating Income                                 30,369            28,990
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             38               593
      Equity in partnership earnings                 1,017             1,031
      Other income (deductions)                       (773)             (972)
      Income Taxes                                    (286)             (457)
                                                ----------        ----------
                                                        (4)              195
                                                ----------        ----------
   Interest and Debt Expense                        13,258            11,796
                                                ----------        ----------
   Net Income                                       17,107            17,389
   Less-Dividends on Preferred Stock                    64                67
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   17,043        $   17,322
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.77        $     1.82
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.48        $     1.47
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,633,636         9,542,022
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1994         1993
                                                     ----         ----

   Cash Flows from Operations                      $  1,119     $(15,295)
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (4,156)      (4,006)
      Other investing activities                       (732)      (3,593)
                                                   --------     --------
      Net cash used in investing activities          (4,888)      (7,599)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,690)      (3,546)
      Issuance of common stock                        8,474            -
      Other stock activity, net                           -         (717)
      Principal retired on long-term debt              (496)      (1,112)
      Short-term debt                                  (500)      27,391
                                                   --------     --------
      Net cash provided by
         financing activities                         3,788       22,016
                                                   --------     --------
   Increase/(decrease) in Cash and
      Cash Equivalents                                   19         (878)
   Cash and Cash Equivalents at
      Beginning of Period                             1,126        1,546
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,145     $    668
                                                   ========     ========





                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1994         1993
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $  6,084     $  6,680
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,352        3,471
         Deferred income taxes, net                     521        3,768
         Undistributed affiliate earnings              (375)        (226)
         Cash distributions received from
           investments                                  168            -
      Change in assets and liabilities:
         Accounts receivable                         (9,018)     (12,906)
         Accrued utility revenue                    (13,424)     (12,196)
         Inventories                                    493        1,644
         Unrecovered/(refundable)
           purchased gas costs                        3,769       (2,355)
         Prepaid expenses                             7,470        1,484
         Accounts payable and accrued expenses          845       (4,675)
         Other assets/liabilities                       234           16
                                                   --------     --------
           Total adjustments                         (4,965)     (21,975)
                                                   --------     --------

      Cash flows from operations                   $  1,119     $(15,295)
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  4,075     $  3,673
                                                   ========     ========
      Income taxes                                 $    928     $  5,202
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1994         1993
                                                     ----         ----

   Cash Flows from Operations                      $ 41,358     $ 19,731
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (28,009)     (24,868)
      Other investing activities                        971      (18,546)
                                                   --------     --------
      Net cash used in investing activities         (27,038)     (43,414)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,328)     (14,093)
      Issuance of common stock                        8,464          239
      Other stock activity, net                         (51)        (728)
      Issuance of long-term debt                     20,000       35,100
      Principal retired on long-term debt            (4,037)     (18,617)
      Short-term debt                               (23,891)      22,191
                                                   --------     --------
      Net cash provided/(used) by
         financing activities                       (13,843)      24,092
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                                  477          409
   Cash and Cash Equivalents at
      Beginning of Period                               668          259
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,145     $    668
                                                   ========     ========




                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1994         1993
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 17,107     $ 17,389
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               17,192       13,235
         Deferred income taxes, net                   5,291        3,655
         Undistributed affiliate earnings            (1,017)      (1,031)
         Cash distributions received from
           investments                                  408        1,154
      Change in assets and liabilities:
         Accounts receivable                          1,423         (306)
         Accrued utility revenue                       (310)      (1,951)
         Inventories                                    936       (7,645)
         Unrecovered/(refundable)
           purchased gas costs                       (1,403)      (1,564)
         Prepaid expenses                              (742)      (1,279)
         Accounts payable and accrued expenses        4,593       (2,042)
         Other assets/liabilities                    (2,120)         116
                                                   --------     --------
           Total adjustments                         24,251        2,342
                                                   --------     --------

      Cash flows from operations                   $ 41,358     $ 19,731
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 10,541     $  9,581
                                                   ========     ========
      Income taxes                                 $  5,699     $ 11,484
                                                   ========     ========

                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                December 31, 1994
                              (Thousands of Dollars)


   (1)  Short-term Debt

        In December, 1994 the Company entered into a $5,000 commercial revolving credit agreement for use by the nonregulated operations.
        This line of credit is unsecured and expires in 1997. There is a 1/5 of 1% annual facility fee on the line of credit. The interest rate is based upon the Certificate of Deposit, Eurodollar or Cost of Funds rate plus a variable margin and is determined at the time of each borrowing.

   (2)  Steam Supply

        During the fourth quarter of fiscal 1994 the nonregulated operations primary steam supplier indicated a desire to negotiate a termination of its long-term steam supply contract with The Hartford Steam Company, a wholly-owned subsidiary of Energy Networks, Inc., a wholly-owned nonregulated subsidiary of the Company. Accordingly, management entered into discussions with this supplier, and these discussions are still in progress at this time. Management does not believe that the resolution of this matter will have any adverse effect on the Company's financial condition or results of operations. However, the ultimate impact will depend upon a number of factors including the final terms of any settlement agreed to with the supplier and the terms of any new steam supply.

   (3) Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                DECEMBER 31, 1994
                 (Thousands of Dollars Except Per Share Amounts)


   RESULTS OF OPERATIONS

   Lower fiscal 1995 earnings were recorded for both the three months and twelve months ended comparable periods. First quarter, 1995 earnings per share were $.61, compared to $.70 for the first quarter of fiscal, 1994. Twelve months ended December earnings were $1.77 in fiscal 1995 and $1.82 in 1994. Warmer winter weather is the primary reason for lower earnings in the quarter. Higher interest costs are the main reason for lower earnings in the twelve months ended results. Results for all periods, however, are the product of many offsetting factors.

   Operating Margin

   Lower operating margin was recorded in the first quarter of fiscal, 1995 as compared to fiscal, 1994. Warmer weather experienced in December, 1994, in the earlier part of the annual peak heating season, resulted in lower gas volumes sold to both firm and interruptible customers. Lower sales more than offset the impact of higher firm gas rates effective December, 1993 as a result of a rate decision received from the Connecticut Department of Public Utility Control (DPUC). Interruptible margins earned during this quarter in fiscal 1995 exceeded the DPUC prescribed target level related to sharing mechanisms, making a portion of them subject to refund to firm customers.

   Operating margin for the twelve months ended December, 1994 is higher than that recorded for the twelve months ended December, 1993 primarily because of higher firm gas rates effective December, 1993. The impact of higher firm rates, augmented by higher firm sales during a colder 1994 winter, more than offset lower sales in all other gas customer classes during this same period. Late payment fees, also allowed by this decision, and greater interruptible margins retained by the Company supported this increase in operating margin.

   The contribution to operating margin from nonregulated district heating and cooling operations (DHC) is greater in fiscal 1995 for both the three months and twelve months ended periods. During the warmer first quarter of fiscal 1995 DHC recorded higher hot water sales, attributed to additional customer load. Higher chilled water sales and lower steam sales recorded during the quarter reflect the impact of the warmer weather. The variable cost factor in DHC rates, which allows anticipated changes in the cost of service to be passed on to customers, was higher than the actual expenses incurred during the three months ended December, 1994, also contributing to operating margin. However, this contribution is temporary as the variable cost factor is adjusted regularly to ensure that by the end of the fiscal year customers have only been billed for actual costs incurred. All periods reflect the benefits of lower fuel costs for the production of steam and hot or chilled water. The twelve months ended December, 1994 also benefit from colder weather.

   Income Taxes

   In October, 1994 the Company received formal approval from the Internal Revenue Service to deduct for current tax purposes present as well as certain prior incurred cost of removal expenses associated with retirements of plant and equipment. A benefit to earnings from this item of $.06 and $.15 per share was recorded in the three months and twelve months ended December, 1994, respectively.

   Operations and Maintenance Expenses

   Uncollectibles are lower in the first quarter of fiscal 1995. This is primarily related to lower customer receivables recorded because of the warmer weather. Several other expense items, including environmental cleanup costs and conservation expenses, are less in fiscal 1995 because of the absence of certain previously deferred expenses recognized in the quarter ended December, 1993. Although newly negotiated labor contracts resulted in higher union wages, total labor costs are lower, reflecting the impact of an overall ten percent reduction in the nonunion workforce accomplished during the fourth quarter of fiscal 1994 through a voluntary early retirement program (VERO) and attrition. Expenses related to employee benefits, outside purchased services and computer rentals, because of renegotiated agreements, are also lower in the three months ended December, 1994.

   Operations and maintenance expenses are higher in the twelve months ended December, 1994 as compared to 1993. Increases occurred in labor, employee benefits, uncollectibles, regulatory expenses and outside purchased services, reflecting newly negotiated labor contracts and higher levels of expenses allowed by the DPUC since December, 1993. Higher employee benefits during the twelve months ended December, 1994 also include the one-time fourth quarter fiscal 1994 costs related to the VERO. These increases are greater than offsetting reductions in computer rentals and environmental expenses.

   Other Income (Deductions)

   The first quarter fiscal 1995 increase in other income reflects additional income from merchandise sales and lower promotional advertising expenses offset somewhat by increases in various other expenses.

   Other income declined from fiscal 1994 to fiscal 1995 between the comparable twelve months ended periods. Higher promotional advertising expenses, less income from merchandise sales and a substantially lower allowance for equity funds used during construction, reflecting the fiscal 1994 completion of the long-term development of a customer information system, were offset somewhat by the benefits of lower insurance costs and higher interest income related to Federal Energy Regulatory Commission (FERC) Order No. 636 Transition Costs.

   Interest and Debt Expense

   In the three months ended December, 1994 as compared to 1993 the Company recorded additional long-term debt interest, recognizing the effect of additional issues of medium term notes. This was offset somewhat by lower short-term debt interest costs as a result of lower average outstanding borrowings. Fourth quarter fiscal 1994 issues of medium term notes and the first quarter fiscal 1995 issue of common stock were used to refinance outstanding short-term debt and for working capital during this time. Refunds received from gas pipeline companies and retained by the Company to offset future FERC Order 636 transition costs also were available for working capital during this time, and less working capital was required to fund the purchase of gas because of warmer winter weather. Together, these factors reduced the need for short-term borrowings.

   The increase in interest expense between the twelve months ended December, 1994 and 1993 is primarily because of the lower fiscal 1995 allowance for borrowed funds used during construction.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash flows from operations and net cash flows provided by financing activities together met the Company's needs for construction funds during the first quarter of fiscal 1995. In the first quarter of fiscal 1994, net cash provided by financing activities satisfied the needs for both working capital and construction funds. Cash flows from operations are generally lower in the first quarter of the fiscal year when high winter heating season out-going cash requirements for natural gas must be satisfied in advance of cash payments from customer receivables. This lag between when gas is consumed and when payment for it is received is the primary reason for the lower cash flows from operations recorded in fiscal 1994 when weather was colder and gas volumes sold for heating were higher. In contrast, the warmer weather in fiscal 1995 reduced purchased gas requirements, easing this seasonal need for cash. Cash flows from operations during the quarter ending December, 1994 have also benefited from the receipt of refunds from gas pipelines. These have been retained by the Company to offset FERC 636 transition costs, as allowed by the DPUC.

   During the twelve months ended December, 1994, cash flows from operations satisfied the Company's needs for construction funds and net financing activities, while the Company's cash requirements for construction funds were met by both cash from operations and from net financing activities in the twelve months ended December, 1993.

   Financing Activities

   In October, 1994 the Company sold 392,200 shares of its $3.125 par value Common Stock in a public offering at $22.75 per share. The net proceeds of approximately $8,500 were used by the regulated operations to retire existing short-term borrowings and for working capital purposes.

   In December, 1994 the Company entered into a $5,000 commercial revolving credit agreement for use by the nonregulated operations. This line of credit is unsecured and expires in 1997. There is a 1/5 of 1% annual facility fee on the line of credit. The interest rate is based upon the Certificate of Deposit, Eurodollar or Cost of Funds rate plus a variable margin and is determined at the time of each borrowing.

   Regulatory Matters

   During the second quarter of fiscal, 1995 the Company plans to submit to the Connecticut Department of Public Utility Control (DPUC) a preliminary notice of its intention to file amended rate schedules proposing an increase in its rates. The Company cannot predict the outcome of its request. New rates, if allowed, could be in effect as early as September, 1995.

   Steam Supply

   During fiscal 1994 the nonregulated operations primary steam supplier indicated a desire to negotiate a termination of its long-term steam supply contract with The Hartford Steam Company, a wholly-owned subsidiary of Energy Networks, Inc., a wholly-owned nonregulated subsidiary of the Company. Accordingly, management entered into discussions with this supplier, and these discussions are still in progress at this time. Management does not believe that the resolution of this matter will have any adverse effect on the Company's financial condition or results of operations. However, the ultimate impact will depend upon a number of factors including the final terms of any settlement agreed to with the supplier and the terms of any new steam supply.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        10 (lxx) Commercial Revolving Credit Agreement by and between Fleet Bank, National Association, and Energy Networks, Inc., dated December 21, 1994.

        27        Financial Data Schedule

        99 (i)    Exhibit Index


   (b) A report on Form 8-K, dated November 22, 1994, was filed on November 22, 1994 to file with the Commission, under Item 5. Other Information, the contents of a press release issued by the Company on November 22, 1994 to announce earnings data for the fiscal year ended September 30, 1994 and to file unaudited financial statements for the fiscal year ended September 30, 1994.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        01/31/95                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)