Form 10-Q
period 1995-03-31
CONNECTICUT NATURAL GAS CORP
filed 1995-04-28
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   March 31, 1995
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on April 17, 1995:  9,931,279.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of March 31, 1995 and 1994 and the results of its operations and its cash flows for the three months, six months and twelve months ended March 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
                     ASSETS                        1995        1994         1994
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 374,310   $ 365,638    $ 350,008
      Nonregulated energy                          63,205      62,728       61,907
      Construction work in progress                 2,854       2,762        1,262
                                                ---------   ---------    ---------
                                                  440,369     431,128      413,177
      Less-Allowance for depreciation             126,654     119,392      113,003
                                                ---------   ---------    ---------
                                                  313,715     311,736      300,174
                                                ---------   ---------    ---------

   Investments, at equity                           5,463       5,147        4,974
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                    13,477       1,126        1,399
      Accounts and notes receivable                50,352      28,393       67,961
      Allowance for doubtful accounts              (4,834)     (4,017)      (6,280)
      Accrued utility revenue                      11,504       3,714       12,576
      Inventories                                   8,671      18,326        7,330
      Prepaid expenses                              3,450      10,107        2,488
      Recoverable purchased gas costs                   -       3,769            -
                                                ---------   ---------    ---------
                                                   82,620      61,418       85,474
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     49,997      46,759       53,181
      Recoverable transition costs                  5,634       6,925       14,903
      Other assets                                 27,755      26,569       20,067
                                                ---------   ---------    ---------
                                                   83,386      80,253       88,151
                                                ---------   ---------    ---------
                                                $ 485,184   $ 458,554    $ 478,773
                                                =========   =========    =========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
         CAPITALIZATION AND LIABILITIES            1995        1994         1994
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  31,045   $  29,820    $  29,820
      Capital in excess of par value               74,018      66,657       66,816
      Retained Earnings                            54,891      43,264       54,368
                                                ---------   ---------    ---------
                                                  159,954     139,741      151,004
      Unearned compensation -
         Restricted stock awards                     (400)       (157)        (593)
      Treasury stock                                 (103)       (103)        (103)
                                                ---------   ---------    ---------
         Common stock equity                      159,451     139,481      150,308
      Preferred stock, not subject to
         mandatory redemption                         906         909          940
      Long-term debt                              153,283     154,193      136,793
                                                ---------   ---------    ---------
                                                  313,640     294,583      288,041
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                    1,000           -            -
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             3,885       3,791        4,222
      Notes payable and commercial paper                -      18,500       16,600
      Accounts payable and accrued expenses        40,663      37,906       35,068
      Refundable purchased gas costs               12,369           -       15,859
      Accrued liabilities                           8,291       7,779       11,173
                                                ---------   ---------    ---------
                                                   65,208      67,976       82,922
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        44,099      36,916       37,591
      Unfunded deferred income taxes               49,997      46,759       55,339
      Investment tax credits                        3,533       3,644        3,754
      Refundable taxes                              3,367       3,275        3,943
      Accrued transition costs                        634       1,925        4,236
      Other                                         3,706       3,476        2,947
                                                ---------   ---------    ---------
                                                  105,336      95,995      107,810
                                                ---------   ---------    ---------
                                                $ 485,184   $ 458,554    $ 478,773
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $  105,540        $  122,565
   Less:  Cost of Energy                            56,573            66,126
          State Gross Receipts Tax                   4,215             5,454
                                                ----------        ----------
   Operating Margin                                 44,752            50,985
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             13,986            15,051
      Depreciation                                   4,287             4,002
      Income taxes                                   7,902            11,626
      Other taxes                                    1,919             2,050
                                                ----------        ----------
                                                    28,094            32,729
                                                ----------        ----------
   Operating Income                                 16,658            18,256
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             33                17
      Equity in partnership earnings                   159               226
      Other deductions                                (255)             (517)
      Income Taxes                                    (115)              133
                                                ----------        ----------
                                                      (178)             (141)
                                                ----------        ----------
   Interest and Debt Expense                         3,556             3,079
                                                ----------        ----------
   Net Income                                       12,924            15,036
   Less-Dividends on Preferred Stock                    16                16
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   12,908        $   15,020
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.30        $     1.57
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,931,278         9,539,078
                                                ==========        ==========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                     Six Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $  182,071        $  202,705
   Less:  Cost of Energy                            98,456           110,862
          State Gross Receipts Tax                   7,440             8,475
                                                ----------        ----------
   Operating Margin                                 76,175            83,368
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             25,849            27,642
      Depreciation                                   8,501             7,365
      Income taxes                                  12,082            16,335
      Other taxes                                    3,708             3,850
                                                ----------        ----------
                                                    50,140            55,192
                                                ----------        ----------
   Operating Income                                 26,035            28,176
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             63                31
      Equity in partnership earnings                   534               452
      Other deductions                                (508)             (904)
      Income Taxes                                    (133)              188
                                                ----------        ----------
                                                       (44)             (233)
                                                ----------        ----------
   Interest and Debt Expense                         6,983             6,227
                                                ----------        ----------
   Net Income                                       19,008            21,716
   Less-Dividends on Preferred Stock                    31                33
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   18,977        $   21,683
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.91        $     2.27
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.74        $     0.74
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,922,658         9,540,315
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $  270,028        $  285,094
   Less:  Cost of Energy                           143,906           155,082
          State Gross Receipts Tax                  10,828            11,714
                                                ----------        ----------
   Operating Margin                                115,294           118,298
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             53,486            52,781
      Depreciation                                  16,643            13,713
      Income taxes                                   9,100            13,981
      Other taxes                                    7,294             7,114
                                                ----------        ----------
                                                    86,523            87,589
                                                ----------        ----------
   Operating Income                                 28,771            30,709
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             53               576
      Equity in partnership earnings                   950             1,136
      Other income (deductions)                       (611)           (1,197)
      Income Taxes                                    (434)             (255)
                                                ----------        ----------
                                                       (42)              260
                                                ----------        ----------
   Interest and Debt Expense                        13,734            11,894
                                                ----------        ----------
   Net Income                                       14,995            19,075
   Less-Dividends on Preferred Stock                    64                66
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   14,931        $   19,009
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.53        $     1.99
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.48        $     1.48
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,730,343         9,541,288
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                      1995         1994
                                                      ----         ----

   Cash Flows from Operations                      $ 40,182     $ 36,410
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (5,771)      (4,887)
      Other investing activities                     (1,178)      (1,520)
                                                   --------     --------
      Net cash used in investing activities          (6,949)      (6,407)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,690)      (3,546)
      Issuance of common stock                          112           78
      Other stock activity, net                          (3)          (3)
      Principal retired on long-term debt              (320)      (4,410)
      Short-term debt                               (17,000)     (21,391)
                                                   --------     --------
      Net cash used by
         financing activities                       (20,901)     (29,272)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                               12,332          731
   Cash and Cash Equivalents at
      Beginning of Period                             1,145          668
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 13,477     $  1,399
                                                   ========     ========





                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 12,924     $ 15,036
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,126        4,108
         Deferred income taxes, net                   6,643        8,381
         Undistributed affiliate earnings              (159)        (226)
      Change in assets and liabilities:
         Accounts receivable                        (12,124)     (21,864)
         Accrued utility revenue                      5,634        4,252
         Inventories                                  9,162       11,439
         Unrecovered/(refundable)
           purchased gas costs                       12,279       14,456
         Prepaid expenses                              (813)        (593)
         Accounts payable and accrued expenses        2,514        4,304
         Other assets/liabilities                        (4)      (2,883)
                                                   --------     --------
           Total adjustments                         27,258       21,374
                                                   --------     --------

      Cash flows from operations                   $ 40,182     $ 36,410
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  1,679     $  1,153
                                                   ========     ========
      Income taxes                                 $  1,318     $ (2,496)
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Cash Flows from Operations                      $ 41,301     $ 21,115
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (9,927)      (8,893)
      Other investing activities                     (1,910)      (5,113)
                                                   --------     --------
      Net cash used in investing activities         (11,837)     (14,006)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (7,380)      (7,092)
      Issuance of common stock                        8,586           73
      Other stock activity, net                          (3)        (715)
      Principal retired on long-term debt              (816)      (1,622)
      Short-term debt                               (17,500)       2,100
                                                   --------     --------
      Net cash used by
         financing activities                       (17,113)      (7,256)
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                               12,351         (147)
   Cash and Cash Equivalents at
      Beginning of Period                             1,126        1,546
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 13,477     $  1,399
                                                   ========     ========





                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)



                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 19,008     $ 21,716
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                8,478        7,579
         Deferred income taxes, net                   7,164       12,149
         Undistributed affiliate earnings              (534)        (452)
         Cash distributions received from
           investments                                  168            -
      Change in assets and liabilities:
         Accounts receivable                        (21,142)     (34,770)
         Accrued utility revenue                     (7,790)      (7,944)
         Inventories                                  9,655       13,083
         Unrecovered/(refundable)
           purchased gas costs                       16,138       12,101
         Prepaid expenses                             6,657          891
         Accounts payable and accrued expenses        3,269         (371)
         Other assets/liabilities                       230       (2,867)
                                                   --------     --------
           Total adjustments                         22,293         (601)
                                                   --------     --------

      Cash flows from operations                   $ 41,301     $ 21,115
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  5,754     $  4,825
                                                   ========     ========
      Income taxes                                 $  2,246     $  2,706
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Cash Flows from Operations                      $ 45,052     $ 32,732
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (28,893)     (25,292)
      Other investing activities                      1,313      (16,711)
                                                   --------     --------
      Net cash used in investing activities         (27,580)     (42,003)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,472)     (14,187)
      Issuance of common stock                        8,576          390
      Other stock activity, net                         (51)        (721)
      Issuance of long-term debt                     20,000       35,100
      Principal retired on long-term debt            (3,847)     (18,655)
      Short-term debt                               (15,600)       7,100
                                                   --------     --------
      Net cash provided/(used) by
         financing activities                        (5,394)       9,027
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                               12,078         (244)
   Cash and Cash Equivalents at
      Beginning of Period                             1,399        1,643
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 13,477     $  1,399
                                                   ========     ========




                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 14,995     $ 19,075
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               17,132       14,116
         Deferred income taxes, net                   3,553        5,006
         Undistributed affiliate earnings              (950)      (1,136)
         Cash distributions received from
           investments                                  408        1,154
      Change in assets and liabilities:
         Accounts receivable                         11,163       (2,792)
         Accrued utility revenue                      1,072       (1,588)
         Inventories                                 (1,341)      (2,738)
         Unrecovered/(refundable)
           purchased gas costs                       (3,490)       2,118
         Prepaid expenses                              (962)      (1,312)
         Accounts payable and accrued expenses        2,713        3,704
         Other assets/liabilities                       759       (2,875)
                                                   --------     --------
           Total adjustments                         30,057       13,657
                                                   --------     --------

      Cash flows from operations                   $ 45,052     $ 32,732
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 11,068     $  9,509
                                                   ========     ========
      Income taxes                                 $  9,513     $  7,888
                                                   ========     ========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1995
                              (Thousands of Dollars)


   (1)  Accounting for the Effects of Regulation

        The Company's natural gas distribution business is subject to regulation by the Connecticut Department of Public Utility Control
        (DPUC). The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 requires a cost-based, rate-regulated enterprise such as the Company to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations be reflected in a deferred account in the balance sheet and not be reflected in the statement of income until matching revenues and/or expenses are recognized.

        In the application of SFAS No. 71, the Company follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers, regulated assets pending future recovery, regulated assets recovered over time as directed by the DPUC and the method of depreciation utilized for certain property. The DPUC permits recovery of depreciation on the Company's Operating and Administrative Center under a DPUC-approved sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight line depreciation recovery, is not material to the overall statement of operations.

        Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS No. 71. It is the Company's policy to continually assess the recoverability of costs recognized as regulatory assets and the Company's ability to continue to account for its activities in accordance with SFAS No. 71, based on each regulatory action and the criteria set forth in SFAS No. 71.

   (2)  Steam Supply

        During fiscal 1994, the nonregulated operations's primary steam supplier indicated a desire to negotiate a termination of its long-term steam supply contract with The Hartford Steam Company, a wholly-owned subsidiary of Energy Networks, Inc., a wholly-owned nonregulated subsidiary of the Company. During 1994, management entered into discussions with this supplier, and these discussions are still in progress at this time. Management does not believe that the resolution of this matter will have any material adverse effect on either the Company's financial condition or its ability to maintain an adequate steam supply for its nonregulated operations.

   (3) Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  MARCH 31, 1995
                 (Thousands of Dollars Except Per Share Amounts)


   RESULTS OF OPERATIONS

   The Company recorded lower fiscal 1995 earnings for all periods ending March 31, 1995 as compared to 1994, just as was experienced in the first quarter of this fiscal year. Second quarter, 1995 earnings per share were $1.30, compared to $1.57 for the first three months of fiscal 1994. The Company earned $1.91 per share in the six months ended March 31, 1995 as compared to
   $2.27 per share earned in the first six months of fiscal 1994.   Twelve
   months ended March earnings were $1.53 in fiscal 1995 and $1.99 in 1994. Warmer winter weather is the primary reason for lower earnings in all periods. Higher interest costs are an additional significant reason for lower earnings between the comparable twelve months ended results. Several other factors, discussed below, also impacted earnings for all comparable periods ending March 31, 1995.

   Operating Margin

   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. The following table presents the changes in revenues, gas operating margin and gas throughput for all periods presented in the statements of income:

                          Three Months Ended Six Months Ended  Twelve Months Ended
                              March 31,          March 31,          March 31,
                            1995     1994     1995      1994      1995      1994
                          -------- -------- --------  --------  --------  --------
   Gas Revenues           $100,212 $116,344 $172,038  $191,745  $248,045  $262,105
                          ======== ======== ========  ========  ========  ========
   Gas Operating Margin   $ 41,218 $ 47,024 $ 69,567  $ 77,276  $101,394  $103,911
                          ======== ======== ========  ========  ========  ========
   Gas Throughput (mmcf)
      Firm Sales             9,811   11,909   16,200    19,300    21,160    24,412
      Interruptible Sales    2,759    2,579    5,285     5,145     8,604     8,454
      Off-System Sales       2,195      115    4,925     2,717    11,351     8,504
      Transportation
         Services            2,011    1,770    3,964     3,742     7,548     7,837
                            ------   ------   ------    ------    ------    ------
         Total System
           Throughput       16,776   16,373   30,374    30,904    48,663    49,207
                            ======   ======   ======    ======    ======    ======

   Operating margin was lower in the three, six and twelve months ended March 31, 1995 as compared to 1994. This was primarily because of warmer weather experienced in the Company's service area during the annual peak heating season, resulting in lower gas volumes sold to firm customers. Lower sales more than offset the beneficial impacts to operating margin from higher firm gas rates effective December, 1993 as a result of a rate decision received from the Connecticut Department of Public Utility Control (DPUC), higher interruptible margins resulting from lower gas costs, the billing of late payment fees, as allowed in the December rate decision, and an increase in the number of customers. Interruptible margins earned in fiscal 1995 exceeded the DPUC prescribed target level related to sharing mechanisms, making a portion of them subject to refund to firm customers.

   Income Taxes

   Lower income taxes reflect lower taxable income and increased income tax benefits from allowed deductions of current and certain prior incurred cost of removal expenses associated with retirements of plant and equipment, as approved by the Internal Revenue Service in October, 1994. A benefit to earnings from this item of $.07, $.12 and $.12 per share was recorded in the three, six and twelve months ended March 31, 1995, respectively.

   Operations and Maintenance Expenses

   Operating and maintenance expenses are lower in fiscal 1995 between the comparable second quarter and six months periods. Lower uncollectibles expense recorded in the three and six months ended March 31, 1995 is primarily the result of lower customer receivables recorded because of the warmer weather. Environmental cleanup costs, conservation program expenses and several other expense items are less in fiscal 1995 because of the absence of certain previously deferred expenses recognized in the first quarter of fiscal 1994. Costs related to computer rentals and maintenance are lower because of renegotiated agreements. Total labor costs are lower in fiscal 1995, reflecting the impact of an overall ten percent reduction in the nonunion workforce accomplished during the fourth quarter of fiscal 1994 through a voluntary early retirement program (VERO) and attrition. This more than offset the impact of higher employee benefits and pensions expenses and higher union wages resulting from newly negotiated labor contracts.

   Operations and maintenance expenses are higher in the twelve months ended March, 1995 compared to 1994. Increases occurred in employee benefits, pension costs and outside purchased services, reflecting higher levels of expenses allowed by the DPUC in the December, 1993 rate decision. Higher employee benefits during the twelve months ended December, 1994 also included the one-time fourth quarter fiscal 1994 costs related to the VERO. These increases are somewhat offset by reductions in uncollectibles expenses, computer rentals and maintenance costs, payroll expenses, conservation costs and environmental expenses.

   Other Income (Deductions)

   In fiscal 1995, higher interest and dividend income from investments of temporary cash balances and less promotional advertising expenses are offset by lower income from merchandise sales and higher other costs. The net effect is less other income between the three months ended March 31, 1995 and 1994 but more other income between the comparable fiscal year to date periods.

   These factors also impact twelve months ended results. However, other income declined from fiscal 1994 to fiscal 1995 between the comparable twelve months ended periods primarily because of a substantially lower allowance for equity funds used during construction, reflecting the fiscal 1994 completion of a customer information system. Interest income related to Federal Energy Regulatory Commission (FERC) Order No. 636 Transition Costs, recorded in the last quarter of fiscal 1994, also offset some of this decline.

   Interest and Debt Expense

   The Company recorded additional long-term debt interest in the three and six months ended March, 1995 as compared to 1994, recognizing the effect of additional issues of medium term notes from the last quarter of fiscal 1994. This was offset somewhat by lower short-term debt interest costs as a result of lower average outstanding borrowings. Several factors reduced the need for short-term borrowings during this time, including lower working capital requirements due to the warmer weather, refunds received from gas pipeline companies and retained by the Company to offset future FERC Order 636 transition costs and the proceeds from fourth quarter,1994 issues of medium term notes and first quarter, 1995 issues of Common Stock.

   The increase in interest expense between the twelve months ended March, 1995 and 1994 is the result of the lower fiscal 1995 allowance for borrowed funds used during construction and the interest related to fiscal 1994 issues of medium term notes.

   Earnings from Nonregulated Operations

   The contribution to earnings from nonregulated operations was $.08, $.15 and $.34 per share for the three, six and twelve months ended March 31, 1995, compared to $.10, $.15 and $.34 per share for the three, six and twelve months ended March 31, 1994, respectively. Higher chilled water sales and lower steam sales recorded during the first six months of fiscal 1995 reflect the impact of the warmer weather experienced in the service area. Lower steam sales also reflect reduced customer load. However, during the warmer fiscal 1995, District Heating and Cooling (DHC) recorded higher hot water sales because of additional customer load. All periods reflect the benefits of lower fuel costs for the production of steam.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash flows from operations funded both investing and financing activities during all periods in fiscal 1995 and a significantly higher level of cash and cash equivalents is on the balance sheet at March 31, 1995. The proceeds from the October, 1994 issue of Common Stock were used by the regulated operations to reduce short-term debt and for working capital in fiscal 1995. These needs would otherwise have been met by cash from operations or by additional short-term financing. The warmer winter weather in fiscal 1995 reduced purchased gas requirements, sales and the corresponding accounts receivable, easing this seasonal need for cash. The Company has received refunds from gas pipelines during the first six months of fiscal 1995. A portion of these have been retained by the Company to offset FERC 636 transition costs, as allowed by the DPUC. The remainder will be returned to customers as reductions to their bills in the following months through purchased gas adjustment provisions.

   Cash flows from operations were also sufficient to fund both investing and financing activities during the three and six months ended March, 1994. In fiscal 1994 this was attributable to higher operating margins, the timing and receipt of cash payments from customers and the amount and timing of payments of invoices for volumes of gas purchased to serve customers. In the twelve months ended March, 1994 cash flows from operations together with financing activities funded construction and other investing activities.

   Effects of Regulation

   The Company's natural gas distribution business is subject to regulation by the Connecticut Department of Public Utility Control (DPUC). The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 requires a cost-based, rate-regulated enterprise such as the Company to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations be reflected in a deferred account in the balance sheet and not be reflected in the statement of income until matching revenues and/or expenses are recognized.

   In the application of SFAS No. 71, the Company follows accounting policies that reflect the impact of the rate treatment of certain events or t ransactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers, regulated assets pending future recovery, regulated assets recovered over time as directed by the DPUC and the method of depreciation utilized for certain property. The DPUC permits recovery of depreciation on the Company's Operating and Administrative Center under a DPUC-approved sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight line depreciation recovery, is not material to the overall statement of operations.

   Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS No. 71. It is the Company's policy to continually assess the recoverability of costs recognized as regulatory assets and the Company's ability to continue to account for its activities in accordance with SFAS No. 71, based on each regulatory action and the criteria set forth in SFAS No. 71.

   Regulatory Matters

   In April, 1995 the Company filed a notice of intent to seek a potential rate increase of 12.8%, or approximately $33,500, with the DPUC. The Company has also requested the recovery of certain costs which are currently deferred, pending the outcome of these proceedings, as directed by the DPUC in its December, 1993 rate decision. These items include energy assistance costs, postretirement benefits other than pensions, economic development expenses and conservation program costs above levels allowed in current rates. Although management cannot predict the outcome of these proceedings, a decision could be received as early as September, 1995, and potential new rates in effect during the first quarter of fiscal 1996.

   Steam Supply

   During fiscal 1994, the nonregulated operations's primary steam supplier indicated a desire to negotiate a termination of its long-term steam supply contract with The Hartford Steam Company, a wholly-owned subsidiary of Energy Networks, Inc. (ENI), a wholly-owned nonregulated subsidiary of the Company. Management entered into discussions with this supplier, and these discussions are still in progress at this time. Management does not believe that the resolution of this matter will have any material adverse effect on either the Company's financial condition or its ability to maintain an adequate steam supply for its nonregulated operations.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        27        Financial Data Schedule

        99 (i)    Exhibit Index


   (b) No reports on Form 8-K were filed during the quarter ending March 31, 1995.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        04/28/95                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)