Form 10-Q
period 1995-06-30
CONNECTICUT NATURAL GAS CORP
filed 1995-08-02
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   June 30, 1995
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on July 25, 1995:  9,931,279.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of June 30, 1995 and 1994 and the results of its operations and its cash flows for the three months, nine months and twelve months ended June 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
                     ASSETS                        1995        1994         1994
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 380,001   $ 365,638    $ 354,554
      Nonregulated energy                          63,636      62,728       62,481
      Construction work in progress                 2,233       2,762        1,305
                                                ---------   ---------    ---------
                                                  445,870     431,128      418,340
      Less-Allowance for depreciation             130,445     119,392      116,478
                                                ---------   ---------    ---------
                                                  315,425     311,736      301,862
                                                ---------   ---------    ---------

   Investments, at equity                           5,761       5,147        5,154
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                    18,003       1,126        1,093
      Accounts and notes receivable                30,203      28,393       43,110
      Allowance for doubtful accounts              (5,604)     (4,017)      (5,188)
      Accrued utility revenue                       2,595       3,714        2,668
      Inventories                                  10,973      18,326       15,989
      Prepaid expenses                              2,209      10,107        2,101
      Recoverable purchased gas costs                   -       3,769            -
                                                ---------   ---------    ---------
                                                   58,379      61,418       59,773
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     53,018      46,759       53,181
      Recoverable transition costs                  5,128       6,925       14,903
      Other assets                                 29,919      26,569       25,267
                                                ---------   ---------    ---------
                                                   88,065      80,253       93,351
                                                ---------   ---------    ---------
                                                $ 467,630   $ 458,554    $ 460,140
                                                =========   =========    =========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
         CAPITALIZATION AND LIABILITIES            1995        1994         1994
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  31,045   $  29,820    $  29,820
      Capital in excess of par value               74,018      66,657       66,700
      Retained Earnings                            50,577      43,264       49,915
                                                ---------   ---------    ---------
                                                  155,640     139,741      146,435
      Unearned compensation -
         Restricted stock awards                     (337)       (157)        (402)
      Treasury stock                                 (103)       (103)        (103)
                                                ---------   ---------    ---------
         Common stock equity                      155,200     139,481      145,930
      Preferred stock, not subject to
         mandatory redemption                         906         909          939
      Long-term debt                              153,119     154,193      136,497
                                                ---------   ---------    ---------
                                                  309,225     294,583      283,366
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                    1,000           -            -
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             3,886       3,791        4,006
      Notes payable and commercial paper                -      18,500       20,800
      Accounts payable and accrued expenses        37,595      37,906       35,111
      Refundable purchased gas costs                8,741           -       10,002
      Accrued liabilities                           1,864       7,779        3,682
                                                ---------   ---------    ---------
                                                   52,086      67,976       73,601
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        41,539      36,916       33,902
      Unfunded deferred income taxes               53,018      46,759       55,339
      Investment tax credits                        3,479       3,644        3,699
      Refundable taxes                              3,367       3,275        3,943
      Accrued transition costs                        128       1,925        3,229
      Other                                         3,788       3,476        3,061
                                                ---------   ---------    ---------
                                                  105,319      95,995      103,173
                                                ---------   ---------    ---------
                                                $ 467,630   $ 458,554    $ 460,140
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $   50,147        $   50,003
   Less:  Cost of Energy                            26,191            26,669
          State Gross Receipts Tax                   1,681             1,851
                                                ----------        ----------
   Operating Margin                                 22,275            21,483
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             13,297            14,031
      Depreciation                                   4,324             4,073
      Income taxes                                      65              (835)
      Other taxes                                    1,799             1,772
                                                ----------        ----------
                                                    19,485            19,041
                                                ----------        ----------
   Operating Income                                  2,790             2,442
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             13                 4
      Equity in partnership earnings                   298               184
      Other income (deductions)                        165               (73)
      Income Taxes                                    (222)             (109)
                                                ----------        ----------
                                                       254                 6
                                                ----------        ----------
   Interest and Debt Expense                         3,669             3,356
                                                ----------        ----------
   Net Loss                                           (625)             (908)
   Less-Dividends on Preferred Stock                    15                16
                                                ----------        ----------
   Net Loss Applicable to Common Stock          $     (640)       $     (924)
                                                ==========        ==========

   Loss Per Average Share of
      Common Stock                              $    (0.06)       $    (0.10)
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,931,279         9,539,078
                                                ==========        ==========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Nine Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $  232,218        $  252,708
   Less:  Cost of Energy                           124,647           136,766
          State Gross Receipts Tax                   9,121            10,326
                                                ----------        ----------
   Operating Margin                                 98,450           105,616
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             39,146            42,438
      Depreciation                                  12,825            11,438
      Income taxes                                  12,147            15,500
      Other taxes                                    5,507             5,622
                                                ----------        ----------
                                                    69,625            74,998
                                                ----------        ----------
   Operating Income                                 28,825            30,618
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             76                34
      Equity in partnership earnings                   832               636
      Other deductions                                (343)             (977)
      Income Taxes                                    (355)               79
                                                ----------        ----------
                                                       210              (228)
                                                ----------        ----------
   Interest and Debt Expense                        10,652             9,582
                                                ----------        ----------
   Net Income                                       18,383            20,808
   Less-Dividends on Preferred Stock                    46                49
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   18,337        $   20,759
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.85        $     2.18
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.11        $     1.11
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,925,531         9,539,903
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $  270,172        $  292,830
   Less:  Cost of Energy                           143,428           160,787
          State Gross Receipts Tax                  10,658            11,737
                                                ----------        ----------
   Operating Margin                                116,086           120,306
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             52,752            54,111
      Depreciation                                  16,894            14,590
      Income taxes                                  10,000            13,171
      Other taxes                                    7,321             7,459
                                                ----------        ----------
                                                    86,967            89,331
                                                ----------        ----------
   Operating Income                                 29,119            30,975
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             62                10
      Equity in partnership earnings                 1,064             1,090
      Other deductions                                (373)           (1,095)
      Income Taxes                                    (547)             (248)
                                                ----------        ----------
                                                       206              (243)
                                                ----------        ----------
   Interest and Debt Expense                        14,047            12,688
                                                ----------        ----------
   Net Income                                       15,278            18,044
   Less-Dividends on Preferred Stock                    63                66
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   15,215        $   17,978
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.55        $     1.88
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.48        $     1.48
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,828,124         9,540,506
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                       June 30,
                                                 ----------------------
                                                      1995         1994
                                                      ----         ----

   Cash Flows from Operations                      $ 16,691     $  6,541
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (6,289)      (5,802)
      Other investing activities                     (2,023)      (1,262)
                                                   --------     --------
      Net cash used in investing activities          (8,312)      (7,064)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,690)      (3,545)
      Issuance of common stock                            -           74
      Principal retired on long-term debt              (163)        (512)
      Short-term debt                                     -        4,200
                                                   --------     --------
      Net cash provided/(used) by
         financing activities                        (3,853)         217
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                4,526         (306)
   Cash and Cash Equivalents at
      Beginning of Period                            13,477        1,399
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 18,003     $  1,093
                                                   ========     ========



                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $   (625)    $   (908)
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,502        4,173
         Deferred income taxes, net                  (2,654)      (3,744)
         Undistributed affiliate earnings              (298)        (184)
      Change in assets and liabilities:
         Accounts receivable                         20,919       18,759
         Accrued utility revenue                      8,909        9,908
         Inventories                                 (2,302)      (8,659)
         Unrecovered/(refundable)
           purchased gas costs                       (3,628)      (5,857)
         Prepaid expenses                             1,241          387
         Accounts payable and accrued expenses       (9,495)      (7,448)
         Other assets/liabilities                       122          114
                                                   --------     --------
           Total adjustments                         17,316        7,449
                                                   --------     --------

      Cash flows from operations                   $ 16,691     $  6,541
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  4,006     $  4,099
                                                   ========     ========
      Income taxes                                 $  5,421     $  5,618
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                   Nine Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Cash Flows from Operations                      $ 57,992     $ 27,656
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (16,216)     (14,695)
      Other investing activities                     (3,933)      (6,375)
                                                   --------     --------
      Net cash used in investing activities         (20,149)     (21,070)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (11,070)     (10,637)
      Issuance of common stock                        8,586          147
      Other stock activity, net                          (3)        (715)
      Principal retired on long-term debt              (979)      (2,134)
      Short-term debt                               (17,500)       6,300
                                                   --------     --------
      Net cash used by
         financing activities                       (20,966)      (7,039)
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                               16,877         (453)
   Cash and Cash Equivalents at
      Beginning of Period                             1,126        1,546
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 18,003     $  1,093
                                                   ========     ========





                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)



                                                   Nine Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 18,383     $ 20,808
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               12,980       11,752
         Deferred income taxes, net                   4,510        8,405
         Undistributed affiliate earnings              (832)        (636)
         Cash distributions received from
           investments                                  168            -
      Change in assets and liabilities:
         Accounts receivable                           (223)     (16,011)
         Accrued utility revenue                      1,119        1,964
         Inventories                                  7,353        4,424
         Unrecovered/(refundable)
           purchased gas costs                       12,510        6,244
         Prepaid expenses                             7,898        1,278
         Accounts payable and accrued expenses       (6,226)      (7,819)
         Other assets/liabilities                       352       (2,753)
                                                   --------     --------
           Total adjustments                         39,609        6,848
                                                   --------     --------

      Cash flows from operations                   $ 57,992     $ 27,656
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  9,760     $  8,924
                                                   ========     ========
      Income taxes                                 $  7,667     $  8,324
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Cash Flows from Operations                      $ 55,127     $ 31,834
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (29,380)     (26,508)
      Other investing activities                        552      (14,239)
                                                   --------     --------
      Net cash used in investing activities         (28,828)     (40,747)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,617)     (14,185)
      Issuance of common stock                        8,577          436
      Other stock activity, net                         (51)        (724)
      Issuance of long-term debt                     20,000       35,100
      Principal retired on long-term debt            (3,498)      (4,624)
      Short-term debt                               (19,800)      (7,300)
                                                   --------     --------
      Net cash provided/(used) by
         financing activities                        (9,389)       8,703
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                               16,910         (210)
   Cash and Cash Equivalents at
      Beginning of Period                             1,093        1,303
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 18,003     $  1,093
                                                   ========     ========




                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 15,278     $ 18,044
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               17,386       15,007
         Deferred income taxes, net                   4,643        1,617
         Undistributed affiliate earnings            (1,064)      (1,090)
         Cash distributions received from
           investments                                  408          251
      Change in assets and liabilities:
         Accounts receivable                         13,323       (7,382)
         Accrued utility revenue                         73          618
         Inventories                                  5,016       (2,435)
         Unrecovered/(refundable)
           purchased gas costs                       (1,261)        (650)
         Prepaid expenses                              (108)      (1,088)
         Accounts payable and accrued expenses          666       11,725
         Other assets/liabilities                       767       (2,783)
                                                   --------     --------
           Total adjustments                         39,849       13,790
                                                   --------     --------

      Cash flows from operations                   $ 55,127     $ 31,834
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 10,974     $ 10,100
                                                   ========     ========
      Income taxes                                 $  9,316     $  8,372
                                                   ========     ========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1995
                              (Thousands of Dollars)


   (1)  Investments

        In April, 1995 the Board of Directors approved the Company's 33 1/3% participation in KBC Energy Services of New England (KBC), a joint venture partnership with Bay State Gas Company and Koch Gas Services Company. KBC plans to market natural gas supplies and energy management related services on an unregulated basis to commercial and industrial end users, primarily in New England. KBC is expected to begin operations in the coming quarter.


   (2)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  JUNE 30, 1995
                 (Thousands of Dollars Except Per Share Amounts)


   RESULTS OF OPERATIONS

   The three months ended June, 1995 loss per share of $(.06) is less than the $(.10) loss per share recorded in the three months ended June 30, 1994. The Company earned $1.85 per share in the nine months ended June 30, 1995 as compared to $2.18 per share earned in the first nine months of fiscal 1994. Twelve months ended June earnings were $1.55 in fiscal 1995 and $1.88 in 1994. This is the third consecutive reporting period in which the earnings reported for year-to-date and twelve months ended fiscal 1995 periods are lower than 1994. Fiscal 1995 earnings have been significantly impacted by the warmer winter weather and the resulting decline in average use per customer. Higher interest costs have also added to lower earnings. These factors were partially offset by lower gas costs and additional firm customers.

   Operating Margin

   Gas operating margin, equal to gas revenues less the cost of gas and Connecticut gross revenues tax, was slightly higher in the third quarter of 1995 and 1994 and lower in 1995 for both the nine and twelve months ended periods. The following table presents the changes in revenues, gas operating margin and gas throughput for all periods presented in the statements of income:

                          Three Months Ended Nine Months Ended Twelve Months Ended
                               June 30,          June 30,            June 30,
                            1995     1994     1995      1994      1995      1994
                          -------- -------- --------  --------  --------  --------
   Gas Revenues           $ 50,147 $ 50,003 $232,218  $252,708  $270,172  $292,830
                          ======== ======== ========  ========  ========  ========
   Gas Operating Margin   $ 22,275 $ 21,483 $ 98,450  $105,616  $116,086  $120,306
                          ======== ======== ========  ========  ========  ========
   Gas Throughput (mmcf)
      Firm Sales             3,228    3,017   19,426    22,316    21,371    24,213
      Interruptible Sales    1,734    2,026    7,020     7,171     8,311     8,777
      Off-System Sales       4,598    3,759    9,523     6,477    12,190    11,108
      Transportation
         Services            1,923    1,589    5,888     5,331     7,882     7,430
                            ------   ------   ------    ------    ------    ------
         Total System
           Throughput       11,483   10,391   41,857    41,295    49,754    51,528
                            ======   ======   ======    ======    ======    ======

   Lower nine and twelve months ended operating margins are primarily the result of warmer weather experienced in the Company's service area during the annual peak heating season, resulting in lower gas volumes sold to firm customers. Lower sales more than offset the beneficial impacts to operating margin from an increase in the number of firm customers and higher interruptible margins resulting from lower gas costs. Higher third quarter operating margins are primarily the result of higher interruptible margins. Interruptible margins exceeded the Connecticut Department of Public Utility Control (DPUC) prescribed target level related to sharing mechanisms for the measurement period which ended in the first quarter of fiscal 1995, making a portion of these margins subject to refund to firm customers.
   Income Taxes

   The change in income taxes reflects higher taxable income between the comparable three months ended periods and lower taxable income between 1995 and 1994 for the nine and twelve months ended periods. In 1995 the Company has also recognized increased income tax benefits from allowed deductions of current and certain prior incurred cost of removal expenses associated with retirements of plant and equipment, as approved by the Internal Revenue Service in October, 1994. A benefit to earnings from this item of $.02, $.10 and $.10 per share, respectively, was recorded in the three, nine and twelve months ended June 30, 1995.

   Operations and Maintenance Expenses

   Operating and maintenance expenses are lower in fiscal 1995 between all comparable periods. Lower uncollectibles expense recorded in 1995 is primarily the result of lower customer receivables recorded in the winter months because of the warmer weather. Environmental cleanup costs, conservation program expenses and several other expense items are less in fiscal 1995 because of the absence in 1994 of certain previously deferred expenses recognized in the first quarter of fiscal 1994 in response to a rate decision received from the DPUC. Costs related to computer rentals and maintenance are lower because of renegotiated agreements. Total labor costs are lower in fiscal 1995, reflecting the impact of an overall ten percent reduction in the nonunion workforce accomplished during the fourth quarter of fiscal 1994 through a voluntary early retirement program (VERO) and attrition. This more than offset the impact of higher employee benefits and pensions expenses and higher union wages resulting from newly negotiated labor contracts.

   Other Income (Deductions)

   Higher interest and dividend income from investments of temporary cash balances and reduced promotional advertising expenses are the primary reasons for benefits to earnings from other income in the three, nine and twelve months ended June, 1995, compared to 1994. Lower income from merchandise sales and increases in other expenses have somewhat offset the impact of these benefits in all periods.

   Interest and Debt Expense

   Higher interest and debt expense recorded throughout fiscal 1995, as compared to 1994, is the result of additional long-term debt interest, recognizing the effect of additional issues of medium term notes during the last quarter of fiscal 1994. In contrast, many factors reduced the need for short-term borrowings during this time, including lower working capital requirements due to the warmer weather, refunds received from gas pipeline companies and retained by the Company to offset future FERC Order 636 transition costs and the proceeds from fourth quarter, 1994 issues of medium term notes and the first quarter, 1995 issue of Common Stock.

   Earnings from Nonregulated Operations

   Nonregulated operations contributed earnings of $.03, $.17 and $.31 per share, respectively, for the quarter, year-to-date and twelve months ended June 30, 1995, compared to $.05, $.21 and $.34 per share for the three, nine and twelve months ended June 30, 1994. The reduced contribution to earnings throughout fiscal 1995 reflects the combined impacts of lower steam and chilled water customer load, lower winter steam sales, because of warmer winter weather, and lower spring, 1995 chilled water sales from cooler spring weather. These are partially offset by higher hot water sales because of additional customer load and the benefits of lower fuel costs for the production of steam.
   MATERIAL CHANGES IN FINANCIAL CONDITION

   Both investing and financing activities were funded by cash flows from operations during all periods in fiscal 1995, and a significantly higher level of cash and cash equivalents is on hand at June 30, 1995 when compared to 1994. Off-season purchases of gas inventories, timed annually in anticipation of coming needs and expected gas prices, have been postponed to the fourth quarter in fiscal 1995, delaying this seasonal third quarter use of working capital in 1995. The cost of gas has also been lower in the third quarter of fiscal 1995. The proceeds from the October, 1994 issue of Common Stock were used by the regulated operations to reduce short-term debt and for working capital in fiscal 1995. These needs would otherwise have been met by cash from operations or by additional short-term financing. The warmer winter weather in fiscal 1995 reduced sales and the corresponding purchased gas requirements, easing this need for cash during the nine and twelve months ended periods. The Company has received refunds from gas pipelines during the first six months of fiscal 1995. A portion of these were retained by the Company to offset FERC 636 transition costs, as allowed by the DPUC. The remainder are being returned to customers as reductions to their bills through purchased gas adjustment provisions.

   Cash flows from operations were also sufficient to fund both investing and financing activities during the nine months ended June, 1994. In the three and twelve months ended June, 1994 cash flows from operations together with financing activities funded construction and other investing activities. In fiscal 1994 cash flows were impacted by higher operating margins, the timing and receipt of cash payments from customers and the amount and timing of payments of invoices for volumes of gas purchased to serve customers.

   Investing Activities

   During the third quarter of fiscal 1995 the Company positioned itself to expand its existing energy management services activities and to build on its existing energy marketing expertise by establishing two wholly-owned nonregulated subsidiaries of ENI, ENServe Corporation and ENI Gas Services, Inc. Although the overall invested amounts, either individually or together, are not material, these investments make it possible for the Company to participate in expanded geographic areas and in additional nonregulated energy markets.

   ENI's energy services operating group was formed in 1994 to gather together ENI's energy system operating and maintenance services offered to district heating and cooling customers. In the third quarter of 1995 this group was organized into a new Company, ENServe Corporation. ENServe has purchased the assets of a Connecticut residential and light commercial heating and air conditioning contractor and now offers residential, commercial and industrial energy management services throughout Connecticut.

   In April, 1995 the Board of Directors approved the Company's 33 1/3% participation in KBC Energy Services of New England (KBC), a joint venture partnership with Bay State Gas Company and Koch Gas Services Company. The Company has formed ENI Gas Services, Inc. to own its interest in this partnership, and the Board of Directors has authorized a capital contribution of up to $1,700. KBC plans to market natural gas supplies and energy management related services on an unregulated basis to commercial and industrial end users, primarily in New England. KBC is expected to begin operations in the coming quarter.

   Regulatory Matters

   In April, 1995 the Company filed a notice of intent to seek a potential rate increase of 12.8%, or approximately $33,500, with the DPUC. The Company has also requested the recovery of certain costs which are currently deferred, pending the outcome of these proceedings, as directed by the DPUC in its December, 1993 rate decision. These items include energy assistance costs, postretirement benefits other than pensions, economic development expenses and conservation program costs above levels allowed in current rates. Although management cannot predict the outcome of these proceedings, a decision is expected to be received and potential new rates to be in effect during the first quarter of fiscal 1996.

   On June 30, 1995 the DPUC issued a decision related to a reopened docket having to do with regulated propane service provided by natural gas utilities (LDC) in Connecticut. The purpose of this proceeding was to end LDCs' rate subsidies to certain propane customers. The Company has 377 customers that are affected by this decision. These customers have been served under the Company's Gas Roots program since the late 1960's and early 1970's, buying propane at natural gas prices pending the extension of natural gas distribution mains to their areas.

   As a result of this DPUC decision these customers will be given the option to become natural gas customers, purchase propane from other vendors, convert to alternate fuels or purchase propane from the Company at natural gas rates. The Company is obligated to expend up to two thousand dollars per customer, along with certain other costs related to equipment on customers' premises, to facilitate the execution of this DPUC decision. These costs will not be passed on to ratepayers. The Company is in the process of determining the total estimated expenditures related to this decision. The implementation of the requirements of this decision is not expected to have a material adverse effect on the Company's financial condition or results of operations.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        10(lxxi) Service Agreement #86006 (Rate Schedule AFT-1), dated September 1, 1994, between the Company and Algonquin Gas Transmission Company

        10(lxxii)   Service Agreement #93005 (Rate Schedule AFT-1), dated
                    September 1, 1994, between the Company and Algonquin Gas
                    Transmission Company

        10(lxxiii)  Service Agreement #9B103 (Rate Schedule AFT-1), dated
                    September 1, 1994, between the Company and Algonquin Gas Transmission Company

        10(lxxiv)   Service Agreement #9W005 (Rate Schedule AFT-1), dated
                    September 1, 1994, between the Company and Algonquin Gas
                    Transmission Company

        10(lxxv) KBC Energy Services Partnership Agreement, dated June 19, 1995, By and Among Bay State Energy Enterprises, Inc., ENI Gas Services, Inc., and Koch Energy Alliance Company

        27          Financial Data Schedule

        99(i)       Exhibit Index


   (b) No reports on Form 8-K were filed during the quarter ending June 30, 1995.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        08/01/95                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)