Form 10-K405
period 1995-09-30
CONNECTICUT NATURAL GAS CORP
filed 1995-12-18
CIK 23432

===========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                     FORM 10-K
   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                              ------------
   For the fiscal year ended September 30, 1995
                             ------------------
                                        OR,
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                              ---------------
   For the transition period from                 to
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   x
                                -----
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.    Yes  x   No
                                                        -----    -----
   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)
      The aggregate market value of the voting stock held by nonaffiliates
   ---------------------------------------------------------------------------
      of the Registrant on November 1, 1995 was $220,297,165.
   ---------------------------------------------------------------------------
   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).
   ---------------------------------------------------------------------------
     Number of shares of Common Stock outstanding as of the close of business
   ---------------------------------------------------------------------------
     on December 11, 1995 was 9,931,279
   ---------------------------------------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the
   Part of the Form 10-K into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement;
   and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the
   Securities Act of 1933.  The listed documents should be clearly described for identification purposes.
      Definitive Proxy Statement for the Company's February, 1996 Annual
   ---------------------------------------------------------------------------
      Meeting (Part III)
   ---------------------------------------------------------------------------

                                      PART I

   ITEM 1. BUSINESS
   ----------------

     General
     -------

     Connecticut Natural Gas Corporation (the Company) is an energy provider headquartered in Hartford, Connecticut. The Company is a Connecticut corporation organized in 1848. At September 30, 1995, the Company employed 610 people. The Company is engaged primarily in the distribution and sale of natural gas at retail in Hartford and 20 other cities and towns in central Connecticut and in Greenwich, Connecticut. The Company also provides nonregulated energy-related products and services, primarily district heating and cooling. The Company considers itself to be primarily in the energy business. The Company's common stock is traded on the New York Stock Exchange. Previously issued preferred stock is traded on the over-the-counter market.

     Gas operating revenues were $254,006,000 for the fiscal year ended September 30, 1995 and were derived approximately 51% from residential customers, 20% from commercial firm customers, 2% from industrial firm customers, 12% from interruptible customers, 10% from limited term sales and 5% from the aggregate of transportation of customer-owned gas, sales of gas to other utilities, sales to cogeneration facilities, and other gas-related revenues. There were no sales to affiliated companies. The gas distribution business contributed 92% of consolidated revenues over the three fiscal years ending 1995. During the fiscal year ended September 30, 1995, the peak-day sendout of gas was 258,833,000 cubic feet which occurred on February 6, 1995.

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

     Regulatory Jurisdiction
     -----------------------

     The Company's gas distribution business is subject to regulation by the Connecticut Department of Public Utility Control (DPUC) as to franchises, rates, standards of service, issuance of securities, safety practices and certain other matters. Retail sales of gas by the Company and deliveries of gas owned by others are made pursuant to rate schedules and contracts filed with and subject to DPUC approval. In general, the firm rate schedules provide for reductions in the unit price of gas as greater quantities are used. The rate schedules contain purchased gas adjustment provisions as described in Note 1 to the Financial Statements (included in Part II, Item 8 herein).

     Under Connecticut law, the Company's subsidiaries are not public service companies, and hence they are not subject to regulation by the DPUC. However, significant intercompany transactions between the Company and subsidiaries are subject to review and/or approval by the DPUC.

     The regulation of interstate sales of natural gas is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company is subject to the direct jurisdiction of the FERC for any sales for resale the Company makes in interstate commerce. The FERC regulates the Company's pipeline gas suppliers and transporters, and the Company closely follows and participates in numerous proceedings before FERC. Through a nonregulated subsidiary, ENI Transmission Company (ENIT), the Company is a 2.4% equity partner in the Iroquois Gas Transmission System Limited Partnership (Iroquois) which is subject to regulation by FERC.


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

     The Company currently holds pipeline transportation contracts with Algonquin Gas Transmission Company (AGT), CNG Transmission Corporation
     (CNGT), Iroquois Gas Transmission System (IGTS), National Fuel Gas Supply Corporation (NFGS), Tennessee Gas Pipeline Company (TGP), Texas Eastern Gas Transmission Corporation (TETCO), and Transcontinental Gas Pipeline Corporation (TRANSCO). Supply contracts signed directly with upstream producers back these transportation contracts.

     The Company has contracted for storage service under which gas available during the warmer months of the year is stored underground, out of state, for use during the colder winter months of the year and for balancing throughout the year.

     The gas supply which feeds into the Company's firm transportation rights on the interstate pipelines has been contracted for directly with producers of natural gas (Direct Producer Contracts). The Direct Producer Contracts are diverse in terms of expiration date, supply location, price, flexibility, etc. as part of the Company's gas supply diversification strategy.

     The Company continues to be very active in the area of purchasing gas directly from producers both in the spot market and under long-term arrangements. Currently, the Company purchases all of its gas under such arrangements. Spot market volumes are those purchased under short-term arrangements from producers and gas withdrawn from storage which had been purchased directly from producers for injection to that storage. Spot market purchases are set by negotiation with the supplier. Previously, much of the spot market gas was transported under interstate pipelines' interruptible transportation service, and the long-term producer contracts were transported under pipelines' firm transportation service. Under FERC Order 636, the Company expects to more extensively use firm transportation service and greatly decrease its use of interruptible transportation service.

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

     The following table details the Company's current gas supply contract portfolio:

                             CONNECTICUT NATURAL GAS CORPORATION
                             -----------------------------------
                            CURRENT GAS SUPPLY CONTRACT PORTFOLIO
                            -------------------------------------

                                                   MAXIMUM      MAXIMUM
                                                    DAILY       ANNUAL
                      RATE                        QUANTITY     QUANTITY      EXPIRATION
       SOURCE       SCHEDULE         TYPE          (MMBTU)      (MMBTU)         DATE
    ------------  -----------   --------------   -----------  -----------   -----------
         AGT         AFT-1      Transportation        87,030   26,925,332    1996-2004
         ANE         ANE-1          Supply            25,000    9,125,000       2007
         BGI          G-1           Supply             2,014      735,110       2003
        CNGT          FTNN      Transportation         6,340    2,314,100       2003
        CNGT         GSSTE          Storage           11,553    1,235,603       2006
        CNGT          GSS           Storage              607       66,755       2000
        IGTS         RTS-2      Transportation        25,000    9,125,000       2012
     Hattiesburg      N/A           Storage           10,000      100,000       2005
        NFGS          EFT       Transportation         1,915      698,975       1997
        NFGS          SS-1          Storage           10,909    1,200,000       1996
        TETCO         CDS       Transportation        30,000   10,950,000       2000
        TETCO         CDS       Transportation         1,495      545,675       2012
        TETCO         FT-1      Transportation        16,970    6,194,050       2000
        TETCO         FT-1      Transportation        10,571    3,858,415       2000
        TETCO        FSS-1          Storage              851       51,060       2012
        TETCO         SS-1          Storage           27,000    1,783,738       2004
        TETCO         SS-1          Storage              207       14,490       2012
         TGP          FT-A      Transportation        32,652   11,917,980       2000
         TGP          FT-A      Transportation        43,973   16,050,145    2000-2005
         TGP         SS-NE     Storage/Transport       6,174      555,702       2000
         TGP         FS-MA          Storage           13,826      610,003       2000
         TGP         CGT-NE     Transportation           802      292,730       2003
       Transco         FT       Transportation         1,877      685,105       2008



     Regulatory Matters
     ------------------


     In October, 1995, the DPUC issued a final decision on the Company's April, 1995 rate request. This decision allowed the Company to increase its rates $8,900,000 or 3.64%. The Company had requested an increase of 11.2%, or approximately $28,400,000. This decision also allowed a rate of return on equity of 10.76% and provided for adequate recovery of all significant items deferred on the balance sheet, pending recovery, at September 30, 1995. In addition, the Company has been allowed to defer, for consideration in future rate proceedings, expenses incurred above annual levels authorized in current rates for certain areas including: conservation expenses, economic development expenses and expenditures related to postretirement benefits. The treatment given these items in the rate order effectively reduces the impact of the shortfall between the rate relief requested and the amount which was granted in the final decision.

     The DPUC separated the proceeding into two phases: Phase I addressed the Company's revenues, operating expenses, revenue requirements and allowed increase, and Phase II addresses the revenue allocation and rate design of the revenues awarded in Phase I. New, interim rates, became effective on October 13, 1995. Final rates are expected to become effective in the second quarter of fiscal, 1996.
     In August, 1995 the DPUC issued a decision requiring the Company to make certain modifications to its cost study, principally the classification and allocation of storage plant, distribution mains, distribution measuring equipment and pipeline demand charges. The decision requires Connecticut's natural gas distribution companies (LDCs) to unbundle their gas services, over a certain timetable, in response to the FERC 636 environment, and also required the Company to file revised firm transportation tariffs. The Company has complied with the decision and the revised Cost of Service study and revised tariffs will be discussed in Phase II of the Company's 1995 rate proceeding, as described above. The DPUC, on its own motion, had initiated a Review of the LDCs Cost of Service Study (COSS) Methodologies as a followup to its Generic Review of Connecticut Gas Local Distribution Companies Implementation of the FERC Order No. 636. This review was intended to address individual LDCs, cost based COSS unbundling proposals, proposed tariffs for unbundled services, and the implications of unbundling upon existing Department processes or activities.

     In August, 1995 the DPUC initiated a management audit of the Company. A draft report is expected to be issued to management in the second quarter of fiscal, 1996.

     In June, 1995, the DPUC issued a decision related to a reopened docket having to do with regulated propane service provided by LDCs in Connecticut. The purpose of this proceeding was to end LDCs' rate subsidies to certain propane customers. The Company has 377 customers that are affected by this decision. These customers have been served under the Company's Gas Roots program since the late 1960's and early 1970's, buying propane at natural gas prices pending the extension of natural gas distribution mains to their areas. The decision outlines several options under which these propane customers may switch to natural gas service or switch to a third party supplier, with various financial incentives.

     In March, 1995 the DPUC on its own motion opened a docket in response to a petition of the Attorney General to examine the issue of executive compensation. Specifically, the DPUC wanted to determine whether the compensation of the executives of selected utilities, including the Company, is consistent with the needs and interests of the ratepayers and shareholders as delineated in the Connecticut General Statutes. In a draft decision issued on November 20, 1995, the DPUC established a policy and specific procedures for Connecticut utilities regarding the review of each company's executive compensation levels and process in future rate proceedings.


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


     Subsidiary Operations (Consolidated)
     ------------------------------------

     At September 30, 1995, consolidated subsidiaries of the Company included CNG Realty Corp. (CNGR), ENI Transmission Company (ENIT) and Energy Networks, Inc. (ENI).

     CNGR, formed in 1977, is a single purpose corporation which owns the Operating and Administrative Center located on a 7-acre site in downtown Hartford, CT. This facility is leased to the Company. CNGR engages in no other business activity. At September 30, 1995, CNGR had an investment in plant of approximately $17,394,000 and no revenues from unaffiliated businesses for the year then ended.

     ENIT was formed in 1986 to own the Company's 2.4% share of Iroquois. Iroquois operates a natural gas pipeline which transports Canadian natural gas into the states of New York, Massachusetts and Connecticut. At September 30, 1995, ENIT's investment in Iroquois amounted to $4,353,000. The Company, together with all other partners in Iroquois, has entered into a Capital Contribution Support Agreement (agreement) to support a one-year, renewable letter of credit which was issued to Iroquois. ENIT's support obligation under this agreement amounts to 2.4% of the outstanding principal on the letter of credit at any time and was approximately $832,000 at September 30, 1995. ENIT recorded income of $489,000 related to Iroquois during fiscal 1995, excluding a one-time charge of $500,000 recorded in connection with legal matters relating to Iroquois.

     ENI was incorporated in 1982 and is a nonregulated company engaged in the operations described in the following paragraphs. ENI and its wholly-owned subsidiary, The Hartford Steam Company (HSC), provide district heating and cooling (DHC) services to a number of large buildings in Hartford, CT. ENI's other nonregulated operating divisions offer energy equipment rentals and property rentals and own a 3,000 square foot building in Hartford, CT, and a 42,000 square foot building in Greenwich, CT. ENI formed two additional wholly-owned, nonregulated subsidiaries in fiscal, 1995: ENServe, Incorporated and ENI Gas Services, Inc.

     HSC, incorporated in Connecticut in 1961, owns and operates a central production plant and distribution system for the processing and distribution of steam for heating and chilled water for cooling to a number of offices, stores and other large buildings in downtown Hartford, CT. HSC's investment in its plant and distribution system was approximately $41,340,000 as of September 30, 1995. Revenues were $14,248,000 for the fiscal year then ended, including $385,000 from affiliated companies.

     HSC produces its own chilled water supply for district cooling. Through September 30, 1995, HSC purchased its steam supply for district heating and for the production of chilled water from two local cogeneration facilities. The primary steam facility was located on the Company's premises in Hartford. This facility was owned by an unrelated third party, the Hacogen Corporation (Hacogen). The second facility is owned by the Downtown Cogeneration Associates Limited Partnership (DCA) and sells steam to HSC under a twenty-year contract. ENI is a 50% partner in the DCA with two unrelated third parties. The DCA owns and operates a four(4)-megawatt cogeneration facility on the roof of a downtown Hartford office complex. Electricity generated from this unit is sold to The Connecticut Light and Power Company under a twenty-year contract.

     During fiscal, 1994 Hacogen indicated a desire to negotiate a termination of its long-term steam supply contract with HSC. During the fourth quarter of fiscal, 1995, HSC negotiated a settlement agreement with Hacogen. According to the terms of the negotiated settlement, Hacogen terminated its long-term supply contract with HSC, effective September 30, 1995. In October, 1995, HSC resumed producing more costly steam from its existing boilers which are located on the Company's premises and are currently providing adequate steam supply for customer requirements. The nonregulated operations are currently assessing the district heating and cooling operations to determine future cost control and operational options.

     During fiscal 1995, ENI provided cogeneration management and consulting services to DCA. Fees earned for these services for the fiscal year ended September 30, 1995, were $154,000.

     The Capitol Area System (CAS) is a district heating and cooling system serving a section of the City of Hartford, CT. ENI owns the distribution system and purchases hot and chilled water from a third party. ENI also provides marketing services to this third party. ENI's investment in the CAS was approximately $16,937,000 as of September 30, 1995. Revenues were $5,624,000 for the fiscal year then ended, including $5,103,000 from sales of hot and chilled water, $81,000 from marketing services provided and $440,000 from affiliated companies.

     The energy equipment rentals division owns natural gas water heaters and natural gas conversion burners which it leases to customers in the residential market. ENI's investment in such rental equipment was approximately $1,805,000 as of September 30, 1995, and revenues were $748,000 for the fiscal year then ended. There were no revenues from affiliated companies. This division is gradually being phased out through attrition. No additional capital has been invested. The units are retired either when an equipment failure occurs or when the opportunity for the sale of a unit exists.

     The property management operation owns and manages a 42,000 square foot building in Greenwich, CT. Approximately 50% of the building is occupied by the Company as an operating and administrative center servicing the Greenwich area. The remaining 50% is either currently leased or in negotiation for lease to unaffiliated businesses. ENI's gross investment in this building and land was approximately $3,749,000 as of September 30, 1995. This property is under contract to be sold to an unrelated party in the first quarter of fiscal, 1996. Rental revenues were approximately $456,000 for the fiscal year ended September 30, 1995, including $313,000 from affiliated companies.

     In 1994 energy system operating and maintenance services offered by ENI to DHC customers were gathered into a separate operating group, Energy Services, to provide opportunity for growth in both the customer base for such services and for the scope of services offered to DHC customers, such as energy conservation services. In 1995 this group was organized into a new Company, ENServe Corporation (ENServe). During fiscal, 1995 ENServe purchased the assets of a Connecticut residential and light commercial heating and air conditioning contractor for $280,000 and now offers residential, commercial and industrial energy management services throughout Connecticut. As of September 30, 1995, ENServe has incurred approximately $300,000 for startup costs. ENServe's investment in its plant was approximately $106,000 as of September 30, 1995. Revenues were $499,000 for the fiscal year then ended. There were no revenues from affiliated companies.

     In April, 1995 the Board of Directors approved the Company's 33 1/3% participation in KBC Energy Services of New England (KBC), a joint venture partnership with Bay State Gas Company and Koch Gas Services Company. The Company formed ENI Gas Services, Inc., as a nonregulated, wholly-owned subsidiary of ENI, to own its interest in this partnership, and the Board of Directors authorized capital contributions of up to $1,700,000. KBC markets natural gas supplies, other energy sources and energy management related services on a nonregulated basis to commercial and industrial end users, primarily in New England. As of September 30, 1995 ENI Gas Services had an investment in KBC of approximately $50,000.

     Competition
     -----------

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

     The Company currently distributes and sells gas and district heating and cooling services to its customers without substantial competition from other gas utilities, cooperatives or other providers of natural gas. Nonetheless, the impact of FERC Order 636 at the local level is expected to increase competitive pressures as other providers of gas seek opportunities to serve the Company's customers. The DPUC has issued a decision which requires LDCs to unbundle their gas services (See Regulatory Matters). The Company's new rate design, which is expected to be approved and effective by the third quarter of fiscal, 1996, will, at a minimum, result in the availability of firm transportation services for large commercial and industrial gas end-users, giving those customers the option to purchase natural gas directly from producers or marketers. The Company, and all other LDCs, thus become natural gas transporters and compete with each other, and with other gas marketers and providers, for the sale of natural gas to such customers.

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

     For off-system sales of short-term gas supplies and transportation services by contract the Company competes, nationwide, with other sellers and suppliers of natural gas services.

     ENI and HSC own and operate district heating and cooling systems (collectively referred to as DHC) which distribute and sell steam, hot and chilled water to office complexes and other large buildings in the City of Hartford. Prior to the potential customer's selection of the heating and/or cooling technology to be used, DHC competes with suppliers of oil, electricity, coal, propane and natural gas. Once DHC has been selected, the competition from alternate fuels is diminished because of the cost of the equipment necessary to utilize an alternative fuel. However, both new and existing DHC customers may elect to install their own equipment rather than to be served by ENI or HSC. At such time, the Company competes with providers of other fuels to supply the energy for the customer's DHC operation.


     Franchises
     ----------

     The Company holds franchises, granted by the Legislature of the State of Connecticut, and other consents which it considers to be valid and adequate to enable it to carry on its operations, substantially as now carried on, in each of the communities which it serves.

   ITEM 2. PROPERTIES
   ------------------

     At September 30, 1995, the Company owns gas distribution mains, a natural gas liquefaction plant, propane gas storage tanks, metering stations, gas service connections, meters, regulators and other equipment necessary for the operation of a gas distribution system. Substantially all of the Company's properties are subject to the lien of the Indenture of Mortgage and Deed of Trust securing its first mortgage bonds. The properties, in management's opinion, are maintained in good operating condition. The gas mains are located principally under public streets, roads and highways.

     ENI owns a distribution system located in the Capitol area of Hartford, CT for the distribution of hot water for heating and chilled water for cooling. This property was financed with industrial revenue, variable rate, tax exempt demand bonds secured by a letter of credit with a bank. ENI also owns and manages a 42,000 square foot building in Greenwich, Connecticut which is occupied by the Company and other tenants. This facility enables both the administrative and operating functions of the Greenwich division of the Company to be consolidated at one site. This property is under contract to be sold to a third party during the first quarter of fiscal, 1996. ENI also owns a small building in Hartford, CT.

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


   ITEM 3. LEGAL PROCEEDINGS
   -------------------------

     In November, 1995, two associations comprised of Connecticut plumbers and HVAC contractors joined with two individual contractors and filed a class action suit against the Company and the State's two other local distribution companies (LDCs), claiming that the LDCs engaged in unfair trade practices. The action was brought on November 8, 1995, in Middlesex Superior Court by Connecticut Heating and Cooling Contractors Association, Inc. et al. and alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. The plaintiffs are seeking an injunction, unspecified damages, including treble damages, and certain related remedies.

     The LDCs have asserted that such licenses are not required for this work by virtue of a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court has upheld an administrative ruling against the LDCs' position, and the Company is participating in an appeal of that decision. In 1995, the Connecticut General Assembly enacted legislation that established on a going-forward basis a separate procedure for State certification of gas service employees.

     The Company will vigorously defend this claim but, at this early stage, cannot anticipate the outcome of this matter.

     Two civil and criminal investigations related to environmental issues, brought against Iroquois in 1992, are still pending. Although no final agreements have been reached regarding the disposition of these matters, at September 30, 1995 the Company recognized a charge to Other income/(deductions) of $500,000 to reflect its proportionate share of the estimated costs in connection with these legal proceedings. Iroquois is a partnership of which the Company is a 2.4% owner (See Item 1., Subsidiary Operations).

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


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   -----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ending September 30, 1995.

   Executive Officers of the Registrant
   ------------------------------------
   All executive officers' terms of office are one year.

   Victor H. Frauenhofer                                    Age - 62
   Chairman, President, Chief Executive Officer and Director

     Business experience:
        1991 - Present  Chairman, President and Chief Executive Officer
        1987 - 1991     President and Chief Executive Officer
        1983 - 1987     President and Chief Operating Officer


   James P. Bolduc                                          Age - 46
   Senior Vice President - Financial Services and Chief Financial Officer

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


   Harry Kraiza, Jr.                                        Age - 46
   Senior Vice President - Energy Services

     Business experience:
        1993 - Present  Senior Vice President - Energy Services
        1989 - 1993     Vice President, Energy Services
        1988 - 1989     Director of Energy Services
        1987 - 1988     Director of Customer Service
        1984 - 1987     Manager of Customer Service


   Reginald L. Babcock                                      Age - 44
   Vice President - Corporate Services and General Counsel and Secretary

     Business experience:
        1993 - Present  Vice President - Corporate Services and General Counsel
                            and Secretary
        1989 - 1993     Vice President, General Counsel and Secretary
        1985 - 1989     Secretary and Counsel
        1983 - 1985     Assistant Secretary and Counsel


   Wayne T. Jones                                           Age - 46
   Vice President - Planning and Corporate Development

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

   Frank H. Livingston,                                     Age - 59
   Vice President - Office of the Chairman

     Business experience:
        1991 - Present  Vice President - Office of the Chairman
        1989 - 1991     Vice President, Chief Administrative Officer
        1973 - 1989     Vice President Administration

   ------------------------------------

   Donald H. Ludington                                      Age - 59
   Executive Vice President and General Manager, Energy Networks, Inc.

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


   Anthony C. Mirabella,                                    Age - 55
   Vice President - Operations and Chief Engineer

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

                                      PART II



   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   -------------------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

     The Company's common stock is listed on the New York Stock Exchange. The high and low sales prices for each quarterly period during the years ended September 30, 1995 and 1994 were as presented in the table below. These prices are based on the New York Stock Exchange Quarterly Market Statistics report.

                           QUARTERLY COMMON STOCK PRICES
                           -----------------------------
                                  1995                       1994
                          --------------------       --------------------

     Fiscal Year            High         Low           High         Low
     ---------------       ------       ------        ------       ------

     First Quarter         25 1/4       21 7/8        32 1/4       28
     Second Quarter        24 5/8       21 1/4        31 3/4       23 7/8

     Third Quarter         25 1/4       21 3/4        28 5/8       24
     Fourth Quarter        22 1/2       21 1/4        26 3/8       22 1/2

     There were 10,181 record holders of the Company's common stock at November 1, 1995.

     Under Connecticut law, dividends may be paid out of unreserved and unrestricted retained earnings. Cash dividends are declared on the Company's common stock on a quarterly basis, and the total amount of dividends declared was $1.48 per share in 1995 and 1994. Under the most restrictive terms of the open-end indenture securing the Company's first mortgage bonds, as amended, retained earnings of $43,299,000 were available for dividends at September 30, 1995. Except for certain restrictions relating to the Company's classes of preferred stock as to which dividends and sinking fund obligations must be paid prior to the payment of common stock dividends, there are no other restrictions on the Company's present or future ability to pay such dividends. The Company expects that cash dividends will continue to be paid in the future.

   ITEM 6. SELECTED FINANCIAL DATA
   --------------------------------

     FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
     (Thousands of Dollars)

                                 1995     1994      1993      1992     1991
                                ------   ------    ------    ------   ------
   Operating revenues          $275,185  $290,662  $265,337 $236,189  $213,825

   Net income applicable
     to common stock:
     Continuing operations     $ 16,957  $ 17,637  $ 16,788 $ 15,197  $ 12,273
     Discontinued operations
       and gain on disposal    $      -  $      -  $      - $      -  $    517
     Accounting change         $      -  $      -  $      - $      -  $  1,779

   Earnings per share:
     Continuing operations     $   1.71  $   1.85  $   1.76 $   1.75  $   1.44
     Discontinued operations
       and gain on disposal    $      -  $      -  $      - $      -  $    .06
     Accounting change         $      -  $      -  $      - $      -  $    .21

   Total assets                $465,039  $458,554  $444,585 $397,570  $370,854

   Long-term obligations       $150,390  $154,193  $137,984 $121,621  $111,111

   Cash dividends declared
     per common share          $   1.48  $   1.48  $   1.46 $   1.44  $   1.40

   Dividend payout ratio           86.6%     80.0%     83.0%    82.3%     81.9%

   P/E ratio                         13        13        18       13        12

   Market price as a %
     of book value -
     year-end                     146.8%    162.0%    225.6%   175.2%    156.4%


   (Certain amounts for 1994 and prior years have been reclassified to conform with 1995 classifications.)

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995
       -----------------------------------------
       (Thousands of Dollars Except for Per Share Data)


       Connecticut Natural Gas Corporation (the Company) is an energy provider engaged primarily in the regulated distribution and sale of natural gas. Nonregulated energy-related products and services, primarily district heating and cooling, are provided through wholly-owned subsidiaries.
       Net income applicable to common stock and earnings per share for the three fiscal years ended September 30, 1995, 1994 and 1993 were $16,957 ($1.71), $17,637 ($1.85) and $16,788 ($1.76), respectively. Earnings in 1995 include two nonrecurring items: a gain of $.24 per share relating to a negotiated settlement for the termination of a steam supply contract; and a charge of $(.05) per share in connection with legal matters related to the Company's 2.4% interest in the Iroquois Gas Transmission System (Iroquois)(See Other Income/(Deductions) and Legal Proceedings). Without the effect of these two items, net income applicable to common stock and earnings per share would be $15,078 ($1.52) for the fiscal year ended September 30, 1995.

       Warmer winter heating season weather, and the resulting decline in average use per customer, is the principal reason for the lower earnings recorded in fiscal 1995. Higher interest expense also reduced earnings, but the benefits of lower operating expenses and a lower overall effective income tax rate partially offset these negative earnings impacts. The most significant benefits to earnings in 1994 came from higher rates, colder weather and a lower overall effective tax rate due to additional flow- through income tax deductions. Increased charges against earnings in 1994 included expenses for uncollectibles and employee benefits costs for an early retirement program. Other important contributing factors to all years include changes in the mix of sales, customer usage, the cost of natural gas and related profit margins.


       RESULTS OF OPERATIONS
       ---------------------

       Gas Operating Margin

       Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. The following table presents revenues, gas operating margin and gas throughput for fiscal 1995, 1994 and 1993, respectively:

                                                           1995            1994            1993
                                                           ----            ----            ----

       Gas Revenues                                      $254,006        $267,752        $242,922
                                                         ========        ========        ========
       Gas Operating Margin                              $103,267        $109,949        $ 96,129
                                                         ========        ========        ========
       Gas Throughput (mmcf)
           Firm Sales                                      21,361          24,260          23,492
           Interruptible Sales                              8,554           8,463           9,426
           Off-System Sales                                16,265           9,144           7,622
           Transportation Services                          7,695           7,325           7,912
                                                          -------         -------         -------
              Total System Throughput                      53,875          49,192          48,452
                                                          =======         =======         =======

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------

       Significant, sustained changes in weather dramatically impact the proportionate contribution to operating margin by the firm and interruptible customer classes, due to required shifts in overall throughput mix (See table of gas revenues, operating margin and throughput, above) and the different per unit margin contributed by each customer class. Firm sales contribute the highest per unit operating margin of all customer classes because they require firm delivery of natural gas to supply their needs. Thus, changes in firm sales produce the greatest impact to gas operating margin. Increased average new customers partially offset the impact of warmer weather in fiscal, 1995.

       Weather during fiscal 1995 was 14% warmer than 1994 and 5% warmer than normal. Most significantly, the warmer weather occurred during the winter heating season. The result was lower use per customer and reduced sales, especially to the firm class of customers.

       Higher firm rates, effective December, 1993 (See Rate Matters), amplified by the impact of higher volumes of firm sales, because of colder weather, are the principal reasons for the increase in gas operating margins in fiscal 1994.

       A portion of on-system sales is interruptible, and related margin earned above a prescribed target level is shared with firm ratepayers, as directed by the Connecticut Department of Public Utility Control (DPUC). Both the October, 1995 and December, 1993 rate decisions increased the margin sharing target. Interruptible margins exceeded the target for the measurement period which ended in the first quarter of fiscal, 1995, making a portion of these margins subject to refund to firm customers during 1995. No interruptible margin earned in the measurement period ending in fiscal, 1994 qualified for such sharing. Interruptible per unit margins have been higher each year since 1993 because of variations in related gas costs.

       Off-System Limited Term Sales (LTS), made possible by Federal Energy Regulatory Commission (FERC) Order No. 636, permit the Company to market short-term gas supplies and transportation services by contract with customers nationwide. LTS have increased significantly over the last three years. However, LTS contribute the smallest per unit operating margin. The significance of this sales program is that the Company acts as an independent marketer of off-system natural gas and transportation, enabling the Company to generate additional operating margin from a source not restricted by the capacity of the Company's own distribution system or curtailment limitations driven by system demand.

       Off-system sales are also made to other utilities when supplies and capacity are available. Operating results for such off-system sales did not impact operating margin through 1995 because their recognition in income had been deferred pending a regulatory decision on their treatment. The October, 1995 DPUC rate decision established a sharing mechanism for these sales, effective in fiscal 1996. Transportation services have produced steady contributions, the result of consistent levels of customers and per unit operating margins.


       Operating and Maintenance Expenses

       Lower operating and maintenance expenses were recorded in fiscal 1995. Total labor costs are lower because of the ten percent reduction in the nonunion workforce accomplished in 1994 through a voluntary early
       retirement program (VERO).   Lower uncollectibles expense was recorded

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------


       because of lower customer receivables, the result of fewer sales due to the warmer weather. Costs related to computer rentals and maintenance are lower because of renegotiated contracts. Employee benefits and pension expenses are lower in 1995 because of the absence of additional one-time expenses recorded in 1994 related to the VERO. Several other expense items are lower in 1995 because of the absence of write-offs taken in 1994 to recognize deferred expenses disallowed in the December, 1993 DPUC rate decision. The cost of outside purchased services is also lower in 1995. These benefits to operating and maintenance expenses are somewhat offset by higher union wages and benefits, from renegotiated contracts, and higher corporate insurance expenses.

       Slow economic recovery in the region continues to challenge the Company in the area of uncollectibles. This was recognized by the DPUC in its October, 1995 and December, 1993, decisions which allowed the Company to recover a higher rate of uncollectibles expense beginning in fiscal, 1994 (See Notes 1 and 2 to the financial statements).

       Operations and Maintenance expenses were significantly higher in fiscal, 1994, as compared to 1993, reflecting the recognition of several significant items, including higher uncollectibles, an early retirement program and pension and benefit expenses. The Company also experienced higher costs for labor, conservation programs, environmental monitoring services, regulatory commission expenses and outside purchased services. Some of these increases are the result of 1994 recognition of expense items which had been deferred pending the DPUC approval of their recovery (See Rate Matters and Note 2 to the financial statements).


       Income Taxes

       The Company's overall effective tax rate has declined from year to year, due to additional flow-through tax deductions relating to costs of removal and capitalized information system.

       In October, 1994 the Company received formal approval from the Internal Revenue Service (IRS) to deduct, for tax purposes, current as well as certain prior incurred cost of removal expenses associated with retirements of plant and equipment. During fiscal 1995 and 1994 the Company recorded income tax benefits of $1,973 and $444, respectively, related to prior years' cost of removal expenses allowed by the IRS. The total current period income tax benefits related to cost of removal that were recorded by the Company were $368 in 1995 and $449 in 1994. Overall, the 1995 and 1994 benefit to earnings from cost of removal deductions were $.24 per share and $.09 per share, respectively.

       Additional flow-through amortization deductions associated with a major capitalized information system have provided a benefit to fiscal 1995 and 1994 earnings of $.06 and $.11 per share, respectively, from lower income taxes.

       A State of Connecticut audit of the Company's 1989 through 1992 state sales tax returns is in progress at this time. Management does not believe that the outcome of the audit will be significant to future results or operations.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------

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


       Other Income/(Deductions)

       Two nonrecurring items were recorded in fiscal 1995. During the fourth quarter of fiscal, 1995 the Company negotiated a termination agreement with the nonregulated operations' primary steam supplier. As a result of this settlement the Company recorded a one-time, pretax benefit of $4,124. After income taxes of $2,168, this is equivalent to $2,379 or $.24 per share. The second nonrecurring item recorded in fiscal, 1995 was a charge of $500, or $(.05) per share, to reflect the Company's proportionate share of expenses in connection with legal matters related to Iroquois (See Steam Supply and Legal Proceedings and Note 10 to the financial statements).

       Setting aside these nonrecurring items, more other income was recorded in fiscal 1995, principally because of lower promotional advertising expenses associated with certain specific programs which were completed in 1994 and more income from merchandise sales. These benefits were partially offset by an estimated $400 of costs associated with the termination of the Company's Gas Roots program which were recognized in fiscal, 1995, as directed by the DPUC (See Rate Matters). Higher promotional advertising expenses and lower income from merchandise sales were partially offset by lower insurance costs and higher interest income in fiscal 1994. Partially offsetting these same higher costs in 1993 is the allowance for funds used during construction (AFUDC) related to the development of a new customer information system (CIS/DCIS). Equity in partnership earnings primarily reflect the income contribution from the Company's 2.4% interest in Iroquois.


       Interest and Debt Expense

       Long-term debt interest has increased from year to year because of additional issues of debt for the funding of construction expenditures.

       Other interest relates primarily to interest on short-term borrowings and interest associated with pipeline refunds and deferred gas costs. Short-term interest has fluctuated as a result of changes in interest rates, short-term cash requirements and conversions to long-term debt. Average borrowings were lower in 1995, offsetting higher interest rates. However, higher interest related to pipeline refunds received and deferred gas costs offset the benefits of short-term debt interest. In 1994, average borrowings were higher but interest rates were lower.

       In 1993, the Company recorded the benefit of a higher AFUDC (debt component) related to the development of the new CIS/DCIS system (See Other Income/(Deductions)). There has been no similarly large project and related AFUDC benefit in 1994 or 1995.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------


       Rate Matters

       In October, 1995, the DPUC issued a decision which allowed the Company to increase its rates $8,900 or 3.64%. The Company had requested an increase of 11.2%, or approximately $28,400. This decision allowed a rate of return on equity of 10.76% and provided for adequate recovery of all significant items deferred on the balance sheet, pending recovery, at September 30, 1995. In addition, the Company has been allowed to defer, for consideration in future rate proceedings, expenses incurred above annual levels authorized in current rates for certain areas including: conservation expenses, economic development expenses and expenditures related to postretirement benefits. The treatment given these items in the rate order effectively reduces the impact of the shortfall between the rate relief requested and the amount which was granted in the final decision.

       The DPUC conducted this proceeding in two phases. New, interim rates, based on a review of the Company's revenue requirements, became effective on October 13, 1995. Final rates are expected to become effective in the second quarter of fiscal, 1996, following a review of the Company's cost of service study and proposed rate design.

       On June 30, 1995, the DPUC issued a decision related to a reopened docket having to do with regulated propane service provided by natural gas utilities (LDCs) in Connecticut. The purpose of this proceeding was to end LDCs' rate subsidies to certain propane customers. The Company has 377 customers that are affected by this decision. These customers have been served under the Company's Gas Roots program since the late 1960's and early 1970's, buying propane at natural gas prices pending the extension of natural gas distribution mains to their areas.

       As a result of this DPUC decision these customers have been given the option to become natural gas customers, purchase propane from other vendors, convert to alternate fuels or purchase propane from the Company
       at natural gas rates.   The DPUC ordered the Company to offer customer
       incentives to encourage these customers to switch from propane to an alternate fuel supply, including natural gas, to facilitate the execution of this DPUC decision. An estimated $400 of costs associated with the termination of the Gas Roots program were recognized in fiscal, 1995.

       In December, 1993, the DPUC issued a final decision on the Company's rate request, authorizing an increase to the Company's rates of $7,600 or 2.8% and allowing a return on equity of 11.2%. The Company had requested an increase of 9.6%, or approximately $25,000. New rates became effective for service rendered on or after December 16, 1993. Although the rate decision did not provide the full increase requested, the DPUC approved recovery of all significant items deferred on the balance sheet, pending recovery, at September 30, 1993. In addition, the Company had been allowed to defer for consideration in future rate proceedings expenses incurred above annual levels authorized in current rates for certain areas including: conservation expenses, economic development expenses, expenditures related to postretirement benefits, potential costs related to environmental remediation and the shortfall on collection of accounts receivable from hardship customers who are protected by statute from service termination during the winter months. The overall effect of the treatment given these items in the rate order was to reduce the impact of the shortfall between the rate relief requested and the amount which was granted in the final decision.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------


       FERC Order No. 636

       The Company began to incur FERC Order 636 transition costs from its pipeline suppliers in June, 1993. These costs are expected to be billed to the Company over three years.

       In July, 1994 the DPUC issued a decision allowing the LDCs to recover these costs from amounts which would otherwise have been refunded to customers and providing the LDCs the opportunity, if necessary, for surcharges to customers' future bills. Through September 30, 1995 the Company has paid and recovered $10,364 of an estimated $15,000 of transition costs.

       In the opinion of management, the Company has available a sufficient number of recovery mechanisms to provide for the full recovery of its estimated transition cost liability. For this reason, management believes that FERC Order 636 transition costs will not have a material impact on the Company's financial condition or results of operations. The estimated unpaid liability of $4,636 at September 30, 1995 is included in Accounts Payable and Accrued Expenses.

       The DPUC decision also requires the LDCs to unbundle their gas services. This will result, at a minimum, in the availability of firm transportation services for large commercial and industrial gas end-users, giving those customers an option to purchase natural gas directly from producers or marketers and relegating the LDCs to the role of natural gas transporters. The Company has offered both firm and interruptible transportation service for several years and, through its LTS program, acts as a marketer of natural gas. On the basis of this experience management believes that the Company is well positioned for this next stage of the FERC 636 environment and the further unbundling of its gas services. However, management cannot predict the future effects of FERC 636 on its financial condition or results of operations. The Company's rates for unbundled services are being reviewed as part of the rate design related to the October, 1995 rate decision and are expected to be effective by the third quarter of fiscal, 1996.


       Nonregulated Operations

       The contribution to net income from nonregulated operations is predominantly generated from district heating and cooling operations
       (DHC) and was $.49, $.35 and $.29 per share in 1995, 1994 and 1993, respectively. The $.49 earned in 1995 includes $.24 per share from a negotiated settlement for the termination of a steam supply contract (See Other Income/(Deductions)) and $.25 from regular operations. The lower contribution from regular operations in fiscal 1995 reflects the combined impacts of lower steam and chilled water customer load, lower steam sales, because of warmer winter weather, and lower spring chilled water sales from cooler spring weather. These are partially offset by higher hot water sales from additional customer load. Higher interest rates on variable rate long-term debt, start-up expenses related to the establishment of two new nonregulated ventures and higher expenses related to equipment rentals also reduced nonregulated operations' contribution to net income in 1995.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------

       Higher nonregulated earnings in 1994 reflect the net benefit to income from higher DHC rates and more steam and hot water sales during a colder winter. The benefit of higher rates is partially offset by lower chilled water sales because of lower customer usage and the DHC's decision to defer the third year phase-in of higher chilled water service rates which was scheduled for January, 1994.

       Excepting the nonrecurring charge recorded in 1995, additional contribution to earnings from nonregulated operations has been realized each year from the Company's equity in the earnings of Iroquois (See Other Income/(Deductions)).


       Steam Supply

       The nonregulated operations are party to long-term contracts for the purchase of steam.

       Through fiscal 1995 the nonregulated operations' primary supply of steam was a cogeneration facility located on the Company's premises and owned by an unrelated third party, the Hacogen partnership (Hacogen). During fiscal 1994 Hacogen indicated a desire to negotiate a termination of its long-term steam supply contract with the Company. During the fourth quarter of fiscal, 1995, the nonregulated operations negotiated a settlement agreement with Hacogen. According to the terms of the negotiated settlement, Hacogen terminated its long-term supply contract with the Company, effective September 30, 1995. The nonregulated operations are to receive consideration of $9,519, representing the payment of all past due amounts owed by Hacogen and certain additional amounts as a result of the contract termination. As of September 30, 1995, $4,967 was received. The balance is due in December, 1995. The 1995 pretax, nonrecurring income related to this settlement was $4,124.

       In October, 1995, the nonregulated operations resumed producing more costly steam from the existing boilers which are located on the Company's premises and are currently providing adequate steam supply for customer requirements. The nonregulated operations are currently assessing the district heating and cooling operations to determine future cost control and operational options.


       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The regulated gas operations are the principal segment of the Company's business, and a substantial portion of the Company's cash is obtained during the winter heating season. The Company manages its seasonal cash requirements, primarily to fund gas purchases and customer accounts receivable, by using cash flows generated from operations and short-term financing from lines of credit.

       Cash flows from operations are generally sufficient to satisfy the nonregulated operations' cash requirements. Existing credit lines are used to balance seasonal variations in available cash resources.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------

       Cash Flows from Operating Activities

       Cash flows from operations funded both investing and financing activities in fiscal 1995. In 1994 and 1993 cash flows from operations together with cash flows from financing activities satisfied the needs for cash for investing activities. Cash flows from operations are substantially higher in 1995, primarily because of the receipt and retention of natural gas pipeline refunds. The DPUC has allowed the Company to retain approximately $16,000 of these refunds to offset FERC 636 transition costs and certain accounts receivable amounts forgiven for hardship customers (See Notes 1 and 2 to the financial statements). Other refunds are ultimately returned to customers as reductions to their bills but provide temporary working capital for the regulated gas operations.

       The proceeds from the October, 1994 issue of Common Stock were used by the regulated operations to reduce short-term debt, to permanently finance construction expenditures, and for working capital in fiscal 1995. These needs would otherwise have been met by cash from operations or by additional short-term financing. Higher firm natural gas operating margins, because of higher rates, effective December, 1993, and higher sales volumes because of colder weather are principally responsible for higher cash flows from operations experienced in fiscal 1994.

       On an on-going basis the cost of gas and volumes of gas sold are the principal factors which influence cash flows from operations from year to year. The price of natural gas impacts the amount of purchased gas costs subject to refund or recovery. The volumes of gas sold magnify the impact of changing prices. The Company's average per unit commodity cost of gas was highest in 1993. Margins earned from LTS, interruptible and transportation services add some to the amount of cash available to pay for the expenses of operations.

       In 1993 the Company received its first cash distributions from its 2.4% partnership interest in Iroquois (See Note 1 to the financial statements). Cash distributions will vary from year to year depending on Iroquois' cash available for reserve requirements and its decision to retain cash to support the cost of capital projects. Distributions of $168, $240 and $1,154 were received from Iroquois in 1995, 1994 and 1993, respectively.


       Investing Activities

       Construction expenditures in 1995, 1994 and 1993 were $26,839, $27,859 and $25,531, respectively. The Company estimates its consolidated construction expenditures for fiscal, 1996 to be approximately $25,000. The future anticipated construction programs for the gas operations include an accelerated replacement program for certain cast iron and bare steel pipe in the natural gas distribution system. Other construction expenditures from 1996 to 1999 for the nonregulated operations include $2,200 for compliance with Clean Air Act requirements. The Company plans to fund capital expenditures and other commitments through a combination of sources.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------

       During fiscal 1995 the Company positioned itself to expand its existing energy management services activities and to build on its existing energy marketing expertise by establishing two nonregulated subsidiaries, ENServe Corporation and ENI Gas Services, Inc. These new companies are wholly-owned by the Company's wholly-owned, nonregulated subsidiary, Energy Networks, Inc. (ENI). Although the overall invested amounts, either individually or together, are not material, these investments make it possible for the Company to participate in expanded geographic areas and in additional nonregulated energy markets.

       ENI's energy services operating group was formed in 1994 to gather together ENI's energy system operating and maintenance services offered to district heating and cooling customers. In 1995 this group was organized into a new company, ENServe Corporation (ENServe). During fiscal, 1995 ENServe purchased the assets of a Connecticut residential and commercial heating and air conditioning contractor and now offers residential, commercial and industrial energy management services throughout Connecticut. As of September 30, 1995, ENServe has incurred approximately $300 for startup costs.

       In April, 1995 the Board of Directors approved the Company's 33 1/3% participation in KBC Energy Services of New England (KBC), a joint venture partnership with Bay State Gas Company and Koch Gas Services Company. The Company formed ENI Gas Services, Inc. to own its interest in this partnership, and the Board of Directors authorized capital contributions of up to $1,700. As of September 30, 1995, the Company's investment in KBC was minimal. KBC markets natural gas supplies, other energy sources and energy management related services on a nonregulated basis to commercial and industrial end users, primarily in New England.


       Financing Activities

       The Company uses short-term debt to finance the seasonal build-up of gas inventories and other working capital requirements. Capital expenditures are also temporarily funded with short-term debt. The Company raises short-term funds through the use of available bank lines of credit and revolving credit agreements (See Note 8 to the financial statements). Long-term debt and equity issues are used in a balanced fashion to reduce outstanding short-term debt and to permanently finance completed construction.

       In October, 1994 the Company sold 392,200 shares of its $3.125 par Common Stock at $22.75 per share. The Company received net proceeds of approximately $8,500 which were used by the regulated operations to retire existing short-term borrowings and for working capital.

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

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------

       In December, 1994 the Company replaced a $5,000 unsecured line of credit with a bank with an unsecured commercial revolving credit agreement for use by the nonregulated operations. Under this agreement the nonregulated operations can borrow up to $5,000 through December 15, 1997, with a 1/5 of 1% annual facility fee on the line of credit. The interest rate is based upon the Certificate of Deposit, Eurodollar or Cost of Funds rate plus a variable margin and is determined at the time of each borrowing.

       In September, 1994, an expiring $9,000 secured line of credit used by the nonregulated operations was replaced with a secured line of credit for $5,000, through October, 1997. There is a 1/5 of 1% commitment fee on the unused line of credit. The interest rate is based upon the Certificate of Deposit, Libor or money market rate plus a variable margin, determined at the time of each borrowing.


       Restrictive Covenants

       Under the most restrictive terms of the indenture securing the Company's First Mortgage Bonds, retained earnings of $43,299 are available for dividends at September 30, 1995. Dividends paid on common and preferred stock in fiscal 1995 were $14,761. The Company is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.


       Environmental Matters

       There are three sites on which are located the Company's former gas manufacturing facilities. The Company has not been required to undertake any remedial activities on these sites by any state or federal agency since 1989. The Company will continue to review the condition of these sites. No determination has been made as to whether any remediation will be required. The Company expects to be able to recover in rates any environmental remediation costs that it may incur in the future with respect to manufactured gas sites.

       In 1990 the owner of property adjacent to one of these sites claimed that contaminants similar to residues from gas manufacturing activities were present on its property. The Company is unable to predict the outcome of this matter.

       The Company is also a potentially responsible party (PRP) in connection with the Ellis Road Superfund site. Outside counsel has advised the Company that it does not expect the Company's maximum liability with respect to this site to exceed $10.


       Legal proceedings

       Two civil and criminal investigations related to environmental issues, brought against Iroquois in 1992, are still pending. Although no final agreements have been reached regarding the disposition of these matters, at September 30, 1995, the Company has recognized a nonrecurring charge of $500, to reflect its proportionate share of estimated costs in connection with these legal matters (See Other Income/(Deductions)).

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (continued)
       ----------------------------------------------------

       In November, 1995, two associations comprised of Connecticut plumbers and HVAC contractors joined with two individual contractors and filed a class action suit against the Company and the State's two other local distribution companies (LDCs), claiming that the LDCs engaged in unfair trade practices. The action was brought on November 8, 1995, in Middlesex Superior Court by Connecticut Heating and Cooling Contractors Association, Inc. et al. and alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. The plaintiffs are seeking an injunction, unspecified damages, including treble damages, and certain related remedies.

       The LDCs have asserted that such licenses are not required for this work by virtue of a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court has upheld an administrative ruling against the LDCs' position, and the Company is participating in an appeal of that decision. In 1995, the Connecticut General Assembly enacted legislation that established on a going-forward basis a separate procedure for State certification of gas service employees.

       The Company will vigorously defend this claim but, at this early stage, cannot anticipate the outcome of the matter.

       The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.


       EFFECTS OF REGULATION

       The Company's natural gas distribution business is subject to regulation by the DPUC. The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 requires a cost-based, rate-regulated enterprise such as the Company to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferred account in the balance sheet and not be reflected in the statement of income until matching revenues and/or expenses are recognized.

       In the application of SFAS No. 71, the Company follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers, regulated assets pending future recovery, regulated assets recovered over time as directed by the DPUC and the method of depreciation utilized for certain property. The DPUC permits recovery of depreciation on the operating and administrative center, owned by the Company's wholly-owned subsidiary, CNG Realty Corp., under a DPUC-approved sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight line depreciation recovery, is not material to the overall statement of operations.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1995 (concluded)
       ----------------------------------------------------

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


       NEW ACCOUNTING STANDARDS

       In March, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS No. 121). This statement requires that long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of any asset may not be recoverable. The Company has the option to adopt SFAS No. 121 in fiscal 1996 or fiscal 1997 and does not expect that the adoption will have a material impact on its overall financial condition or results of operations.


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

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       ----------------------------------------------------

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ----------------------------------------


       To the Stockholders and The Board of Directors of Connecticut Natural Gas Corporation:



       We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Connecticut Natural Gas Corporation (a Connecticut Corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, common stock equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Natural Gas Corporation and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

       As explained in the notes to the financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the schedule index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    S/ Arthur Andersen LLP
                                                -------------------------------
                                                      (ARTHUR ANDERSEN LLP)

       Hartford, Connecticut
       November 21, 1995

                                      Consolidated Balance Sheets
                                      September 30, 1995 and 1994
                                        (Thousands of Dollars)

                                                Assets


                                                                      1995           1994
                                                                      ----           ----
   Plant and Equipment:
      Plant in service                                             $ 451,843      $ 428,366
      Construction work in progress                                    3,564          2,762
                                                                   ---------      ---------
                                                                     455,407        431,128
      Less-Allowance for depreciation                                133,314        119,392
                                                                   ---------      ---------
                                                                     322,093        311,736
                                                                   ---------      ---------
   Investments, at equity                                              5,743          5,147
                                                                   ---------      ---------
   Current Assets:
      Cash and cash equivalents                                        3,042          1,126
      Accounts receivable (less allowance for
        doubtful accounts of $4,590 in 1995
        and $4,017 in 1994)                                           26,914         24,376
      Accrued utility revenue                                          5,093          3,714
      Inventories                                                     14,511         18,326
      Prepaid expenses                                                 6,095         10,107
      Recoverable purchased gas costs                                      -          3,769
                                                                   ---------      ---------
           Total Current Assets                                       55,655         61,418
                                                                   ---------      ---------
   Other Assets:
      Unrecovered future taxes                                        51,634         46,759
      Recoverable transition costs                                     4,636          6,925
      Other assets                                                    25,278         26,569
                                                                   ---------      ---------
           Total Other Assets                                         81,548         80,253
                                                                   ---------      ---------
                                                                   $ 465,039      $ 458,554
                                                                   =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                Consolidated Balance Sheets (Concluded)
                                      September 30, 1995 and 1994
                                        (Thousands of Dollars)

                                    Capitalization and Liabilities

                                                                      1995           1994
                                                                      ----           ----
   Capitalization (see accompanying statements):
      Common stock equity                                          $ 150,111      $ 139,481
      Preferred stock, not subject to
         mandatory redemption                                            904            909
      Long-term debt                                                 150,390        154,193
                                                                   ---------      ---------
                                                                     301,405        294,583
                                                                   ---------      ---------
   Current Liabilities:
      Current portion of long-term debt                                3,921          3,791
      Notes payable and commercial paper                               4,200         18,500
      Accounts payable and accrued expenses                           46,341         37,906
      Refundable purchased gas costs                                   2,300              -
      Accrued taxes                                                    2,021          3,543
      Accrued interest                                                 4,518          4,236
                                                                   ---------      ---------
           Total Current Liabilities                                  63,301         67,976
                                                                   ---------      ---------
   Deferred Credits:
      Deferred income taxes                                           37,985         36,916
      Unfunded deferred income taxes                                  51,634         46,759
      Investment tax credits                                           3,423          3,644
      Refundable taxes                                                 3,365          3,275
      Accrued transition costs                                             -          1,925
      Other                                                            3,926          3,476
                                                                   ---------      ---------
           Total Deferred Credits                                    100,333         95,995
                                                                   ---------      ---------
   Commitments and Contingencies
                                                                   ---------      ---------
                                                                   $ 465,039      $ 458,554
                                                                   =========      =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                   Consolidated Statements of Income
                         For the Years Ended September 30, 1995, 1994 and 1993
                           (Thousands of Dollars Except for Per Share Data)

                                                             1995           1994           1993
                                                             ----           ----           ----

   Operating Revenues                                     $ 275,185      $ 290,662      $ 265,337
   Less:  Cost of energy                                    147,764        155,547        145,904
          State gross revenues tax                           11,296         11,863         11,095
                                                          ---------      ---------      ---------
   Operating Margin                                         116,125        123,252        108,338
                                                          ---------      ---------      ---------
   Operating Expenses:
      Operations                                             45,311         48,361         39,709
      Maintenance                                             7,917          7,683          7,469
      Depreciation and amortization                          16,977         15,507         12,649
      Income taxes                                            9,430         13,353         13,438
      Local property taxes                                    5,148          5,259          5,090
      Other taxes                                             2,183          2,177          1,797
                                                          ---------      ---------      ---------
                                                             86,966         92,340         80,152
                                                          ---------      ---------      ---------
   Operating Income                                          29,159         30,912         28,186
                                                          ---------      ---------      ---------
   Other Income/(Deductions),
      net of income taxes:
      Allowance for equity funds used
        during construction                                     106             21            607
      Equity in partnership earnings                          1,032            868            970
      Other income/(deductions)                                (872)        (1,007)          (614)
      Nonrecurring items                                      3,624              -              -
      Income taxes                                           (1,839)          (113)          (552)
                                                          ---------      ---------      ---------
                                                              2,051           (231)           411
                                                          ---------      ---------      ---------
   Interest and Debt Expense, net:
      Interest on long-term debt                             12,158         10,997          9,985
      Other interest                                          1,650          1,573          1,782
      Allowance for borrowed funds used
        during construction                                     (70)           (14)          (404)
      Amortization of debt expense                              453            422            379
                                                          ---------      ---------      ---------
                                                             14,191         12,978         11,742
                                                          ---------      ---------      ---------
   Net Income                                                17,019         17,703         16,855

   Less-Dividends on Preferred Stock                             62             66             67
                                                          ---------      ---------      ---------
   Net Income Applicable to Common Stock                  $  16,957      $  17,637      $  16,788
                                                          =========      =========      =========

    The accompanying notes are an integral part of these consolidated financial statements.

                             Consolidated Statements of Income (Concluded)
                         For the Years Ended September 30, 1995, 1994 and 1993
                           (Thousands of Dollars Except for Per Share Data)

                                                             1995           1994           1993
                                                             ----           ----           ----
   Net Income Applicable to Common Stock                  $  16,957      $  17,637      $  16,788
                                                          =========      =========      =========

   Average Common Shares Outstanding
      During the Period                                   9,926,980      9,539,695      9,527,772
                                                          =========      =========      =========

   Income Per Average Share of
      Common Stock                                        $    1.71      $    1.85      $    1.76
                                                          =========      =========      =========

   Dividend Per Share of Common Stock                     $    1.48      $    1.48      $    1.46
                                                          =========      =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                 Consolidated Statements of Cash Flows
                         For the Years Ended September 30, 1995, 1994 and 1993
                                        (Thousands of Dollars)
                                                               1995         1994         1993
                                                               ----         ----         ----
   Cash Flows from Operations:                               $ 54,262     $ 24,929     $ 20,729
                                                             --------     --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                                    (26,839)     (27,859)     (25,531)
      Other investing activities                               (1,242)      (1,890)      (9,186)
                                                             --------     --------     --------
      Net cash used in investing activities                   (28,081)     (29,749)     (34,717)
                                                             --------     --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                          (14,761)     (14,184)     (13,999)
      Issuance of common stock                                  8,474            -       16,913
      Other stock activity, net                                    (5)        (763)         (16)
      Issuance of long-term debt                                    -       20,000       35,100
      Principal retired on long-term debt                      (3,673)      (4,653)     (19,354)
      Short-term debt                                         (14,300)       4,000       (3,450)
                                                             --------     --------     --------
      Net cash provided (used) by
         financing activities                                 (24,265)       4,400       15,194
                                                             --------     --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                          1,916         (420)       1,206
   Cash and Cash Equivalents at
      Beginning of Year                                         1,126        1,546          340
                                                             --------     --------     --------
   Cash and Cash Equivalents at
      End of Year                                            $  3,042     $  1,126     $  1,546
                                                             ========     ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.

                           Consolidated Statements of Cash Flows (Concluded)
                         For the Years Ended September 30, 1995, 1994 and 1993
                                        (Thousands of Dollars)

                                                               1995         1994         1993
                                                               ----         ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Continuing Operations:
      Income                                                 $ 17,019     $ 17,703     $ 16,855
                                                             --------     --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                         17,216       16,296       13,028
         Provision for uncollectible
           accounts                                             4,886        6,582        3,469
         Deferred income taxes, net                               897        8,538          915
         Equity in partnership earnings                        (1,032)        (868)        (970)
         Cash distributions received from
           investments                                            168          240        1,154
      Changes in assets and liabilities:
         Accounts receivable                                   (5,571)      (9,047)      (4,340)
         Accrued utility revenue                               (1,379)         918         (339)
         Inventories                                            3,815        2,087       (7,073)
         Purchased gas costs                                    6,069       (7,527)      (8,564)
         Prepaid expenses                                       4,012       (6,728)      (1,021)
         Accounts payable and accrued expenses                  7,671         (927)      10,011
         Other assets/liabilities                                 491       (2,338)      (2,396)
                                                             --------     --------     --------
           Total adjustments                                   37,243        7,226        3,874
                                                             --------     --------     --------
      Cash flows from
         operations                                          $ 54,262     $ 24,929     $ 20,729
                                                             ========     ========     ========


   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest                                               $ 11,330     $ 10,138     $  8,794
                                                             ========     ========     ========
      Income taxes                                           $  8,967     $  9,972     $  9,837
                                                             ========     ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.

                               Consolidated Statements of Capitalization
                                      September 30, 1995 and 1994
                                        (Thousands of Dollars)
                                                                             1995          1994
                                                                             ----          ----

   Common Stock Equity:
      Common stock, $3.125 par value, authorized
        20,000,000 shares, issued 9,934,496 shares
        in 1995 and 9,542,296 shares in 1994,
        outstanding 9,931,279 shares in 1995 and
        9,539,079 shares in 1994                                           $ 31,045      $ 29,820
      Capital in excess of par value                                         74,018        66,657
      Retained earnings                                                      45,522        43,264
                                                                           --------      --------
                                                                            150,585       139,741
                                                                           --------      --------
      Less:  Unearned compensation - restricted
               stock awards                                                    (371)         (157)
             Treasury stock, 3,217 shares in 1995 and 1994                     (103)         (103)
                                                                           --------      --------
                                                                            150,111       139,481
                                                                           --------      --------

   Preferred Stock, Not Subject to Mandatory
      Redemption:
      $3.125 par value, 8%, noncallable, authorized
        915,204 shares in 1995 and 916,952 shares
        in 1994, issued and outstanding 139,732 shares
        in 1995 and 141,480 shares in 1994, entitled to
        preference on liquidation at $6.25 per share                            437           442

      $100 par value, callable, authorized 9,999,634
        shares in 1995 and 9,999,635 shares in 1994
        6% Series B, issued and outstanding 4,670
        shares in 1995 and 4,671 shares in 1994                                 467           467
                                                                           --------      --------
                                                                                904           909
                                                                           --------      --------
   Long-Term Debt:
      First Mortgage Bonds -
        8.8%, due 2001                                                       12,000        14,000
        9.16%, due 2004                                                      18,000        18,000
      Industrial Revenue Demand Bonds -
        1986 and 1988 series,
        weighted average interest rate of
        3.857% in 1995 and 2.677% in 1994, due 2006                          12,800        13,400
      First Mortgage Notes -
        10.5%, due 2010                                                       1,030         1,058
      Secured Note, 6.89%, due 2010                                          14,075        14,495
      Secured Term Note, 10.72%, due 1997                                     1,406         2,031
      Unsecured Medium Term Notes -
        6.48%, due 1997                                                      10,000        10,000
        7.61% to 7.82%, due 2002 to 2004                                     20,000        20,000
        6.85% to 8.12%, due 2012 to 2014                                     30,000        30,000
        8.96% to 9.1%, due 2016 to 2017                                      30,000        30,000
        8.49%, due 2024                                                       5,000         5,000
      Less - Current Maturities                                              (3,921)       (3,791)
                                                                           --------      --------
                                                                            150,390       154,193
                                                                           --------      --------
                                                                           $301,405      $294,583
                                                                           ========      ========
   The accompanying notes are an integral part of these consolidated financial statements.

                            Consolidated Statements of Common Stock Equity
                         For the Years Ended September 30, 1995, 1994 and 1993
                             (Thousands of Dollars Except for Share Data)

                                      Common Stock
                                   ------------------- Capital in
                                   Number of     Par    Excess of  Treasury   Unearned    Retained
                                     Shares     Value   Par Value   Stock   Compensation  Earnings
                                   ---------   ------- ----------  -------- ------------ ---------
   Balance at September 30,
     1992                          8,792,056   $27,476    $52,497    $  (2)     $   (308)  $36,888
     Public offering                 750,000     2,344     14,217        -             -         -
     Issuance through dividend
      reinvestment and employee
      benefit plans                      136         -          4        -             -         -
     Net income after preferred
      dividends                            -         -          -        -             -    16,788
     Issuance of treasury stock          104         -          1        2             -         -
     Amortization and
      adjustment of restricted
      shares                               -         -        196        -           151         -
     Dividends                             -         -          -        -             -   (13,932)
                                   ---------   -------    -------   ------        ------  --------
   Balance at September 30,
     1993                          9,542,296    29,820     66,915        -          (157)   39,744
     Net income after preferred
      dividends                            -         -          -        -             -    17,637
     Purchase of restricted
      stock awards                         -         -          -        -          (728)        -
     Amortization and
      adjustment of restricted
      shares                          (3,217)        -       (258)    (103)          728         -
     Dividends                             -         -          -        -             -   (14,117)
                                   ---------   -------    -------   ------        ------  --------
   Balance at September 30,
     1994                          9,539,079    29,820     66,657     (103)         (157)   43,264
     Public offering                 392,200     1,225      7,249        -             -         -
     Net income after preferred
      dividends                            -         -          -        -             -    16,957
     Amortization and
      adjustment of restricted
      shares                               -         -        112        -          (214)        -
     Dividends                             -         -          -        -             -   (14,699)
                                   ---------   -------    -------   ------        ------  --------
   Balance at September 30,
     1995                          9,931,279   $31,045    $74,018   $ (103)       $ (371)  $45,522
                                   =========   =======    =======   ======        ======  ========


   The accompanying notes are an integral part of these consolidated financial statements.

   NOTES TO FINANCIAL STATEMENTS
   (In thousands of dollars, except per share amounts)
   September 30, 1995


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

   The Company is required to provide service to residential customers within its defined service territory and is precluded by the DPUC from discontinuing service to hardship residential customers during a winter moratorium period (November - April). The Company reviews new customers' credit worthiness and may request security deposits based on that review.

   In compliance with Connecticut law, the Company has a receivable forgiveness program for qualified hardship natural gas customers. The total payments made by these customers and energy assistance funds received on their behalf are matched and forgiven by the Company. Amounts forgiven are deferred and recovered from ratepayers in a future period in accordance with DPUC treatment as outlined in the Company's October, 1995 rate decision (see Note 2). At September 30, 1995 and 1994, deferred balances of $7,500 and $5,700, respectively, are included in other assets pending future amortization and recovery from ratepayers.


   Purchased gas costs-

   The Company passes on to its firm customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, any current under or over-recoveries of gas costs are charged or credited to the cost of gas and included in current assets or liabilities. Such amounts are collected or refunded in subsequent periods under purchased gas adjustment provisions.


   Allowance for funds used during construction-

   In the ordinary course of business an allowance for funds used during construction (AFUDC) is calculated on the construction of physical assets (such as gas mains and services and certain computer systems) which exceed a minimum cost threshold and are constructed over an extended period of

   (In thousands of dollars, except per share amounts)


   time. AFUDC is computed at the weighted average cost of capital allowed by the DPUC for the regulated operations and at current borrowing rates for the nonregulated operations. The AFUDC included in the statements of income in fiscal 1993 is primarily related to the Company's new customer information and distribution/construction information system which went into operation in 1993.


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


   Depreciation-

   The Company and its subsidiaries, except CNGR, provide depreciation on a straight-line basis. The rates applied by the regulated operations are approved by the DPUC. The current allowed rates were increased in the December, 1993 rate decision (see Note 2) and include a cost of removal and salvage factor. Such rates were equivalent to a composite rate of 4.2% in 1995 and 1994 and 3.7% in 1993, excluding the operating and administrative center. The operating and administrative center, owned by CNGR, is being depreciated under a DPUC approved sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight-line depreciation recovery, is not material to the overall statement of operations.

   The depreciation rates for nonregulated depreciable plant were 3.7% in 1995 and 3.3% in 1994 and 1993.


   Cash and cash equivalents-

   Cash in excess of daily requirements is invested in short-term interest bearing securities with maturities of three months or less.


   Investments-

   Investments at September 30, 1995 include $4,922 for ENIT's 2.4% ownership interest in the Iroquois Gas Transmission System Partnership (Iroquois). Iroquois owns and operates a natural gas pipeline which transports Canadian natural gas into New York State, Massachusetts and Connecticut. The Company also has a $771 (50% ownership) investment in the Downtown Cogeneration Associates Limited Partnership (DCA) which owns and operates a cogeneration facility in Hartford, CT. In the last quarter of fiscal 1995, the Company contributed $50 to become a 33 1/3% partner in KBC Energy Services of New England (KBC), a joint venture partnership with Bay State

   (In thousands of dollars, except per share amounts)


   Gas Company and Koch Gas Services Company. KBC markets natural gas supplies, other energy sources and energy management related services on an unregulated basis to commercial and industrial end users, primarily in New England. There was minimal activity in KBC in fiscal, 1995. The Company has committed to a total investment of $1,700 in KBC. These investments are being accounted for on the equity method of accounting.


   Inventories-

   Gas inventories are stated at their weighted average cost. Other inventories are stated at the lower of cost or market using the first-in, first-out or average cost method.


   Accounting for the Effects of Regulation-

   The Company's natural gas distribution business is subject to regulation by the DPUC. The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 requires a cost-based, rate-regulated enterprise such as the Company to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferred account in the balance sheet and not be reflected in the statement of income until matching revenues and/or expenses are recognized. The Company records regulatory assets and liabilities based on prior rate orders issued by the DPUC, which provide a mechanism for recovery in regulated rates, or on historical rate treatment, which provides evidence as to the probability of future rate recovery.

   In the application of SFAS No. 71, the Company follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers, regulated assets pending future recovery, regulated assets recovered over time as directed by the DPUC and the method of depreciation utilized for certain property. The DPUC permits recovery of depreciation on the operating and administrative center, owned by CNGR, under a DPUC-approved sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight line depreciation recovery, is not material to the overall statement of operations.

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

   (In thousands of dollars, except per share amounts)


   The Company's Consolidated Balance Sheets at September 30, 1995 and 1994 contain the following amounts solely as a result of the application of SFAS No. 71:

                    Assets/(Liabilities)                         1995           1994
                    --------------------                         ----           ----
   Unrecovered Future Taxes                                    $ 51,634       $ 46,759
   Hardship Arrearage Forgiveness                                 7,536          5,733
   Recoverable Transition Costs                                   4,636          6,925
   Other Deferred Charges                                         3,821          2,545
   Other Postretirement Benefits                                  2,116            985
   Deferred Income Taxes                                          1,224           (539)
   Pipeline Refunds, Surcharges and Interest                    (10,461)        (3,545)
   Refundable Taxes                                              (3,365)        (3,316)
   Deferred Gas Costs                                            (1,995)         3,884
   Revenue Sharing Mechanisms                                    (1,582)          (705)
                                                                --------       --------
                                                                $ 53,564       $ 58,726
                                                                ========       ========

   New Accounting Standards-

   In March, 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS No. 121). This statement requires that long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of any asset may not be recoverable. The Company expects to adopt SFAS No. 121 in fiscal 1996 or 1997. Based upon current information, the Company does not expect that the adoption will have a material impact on its financial condition or results of operations.


   2.  Rate Proceedings:

   In October, 1995 the DPUC issued a decision which allowed the Company to increase its rates $8,900 or 3.64%. This decision allowed a rate of return on equity of 10.76% and provided for recovery of all significant items deferred on the balance sheet pending recovery at September 30, 1994. The DPUC conducted this proceeding in two phases. New, interim rates, based on a review of the Company's revenue requirements, became effective on October 13, 1995. Final rates are expected to become effective in the second quarter of fiscal, 1996, following a review of the Company's cost of service studies and rate design.

   In June, 1995 the DPUC issued a decision which ordered the Company to gradually end any rate subsidy to its 377 remaining Gas Roots customers. The intent of the Gas Roots program was to provide temporary propane service that would enable customers to install and use gas appliances and house piping until the extension of natural gas distribution facilities to their property became economically feasible. In fiscal, 1995 the Company accrued approximately $400 of costs relating to the phase-in of this decision.

   In December, 1993 the DPUC issued a decision which allowed the Company to increase its rates $7,600 or 2.8%. This decision included an allowed rate of return on equity of 11.2% and provided for adequate recovery of all significant items deferred on the balance sheet pending recovery at September 30, 1993. New rates became effective for service rendered on or after December 16, 1993.

   In thousands of dollars, except per share amounts)


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

   The assumptions used in determining the pension obligations were:

                                                          1995        1994        1993
                                                          ----        ----        ----

    Weighted Average Discount Rate .........              8.25%       8.25%       8.25%
    Rate of Increase in Future Compensation Levels
        ..............................                    4.50%       5.00%       5.50%
    Expected Long-term Rate of Return on Assets
        ..............................                    8.95%       8.95%       8.95%


   The following table represents the Plans' funded status and amounts included in the balance sheets at September 30, 1995 and 1994:

                                                                   1995           1994
                                                                   ----           ----
    Actuarial present value of benefit obligations:


        Accumulated benefit obligation, including vested
            benefits of $63,321 in 1995 and of $57,164 in
            1994                                                 $ 65,888       $ 58,494
                                                                 ========       ========
        Projected benefit obligation for service rendered
            to date                                              $ 77,371       $ 72,752
    Assets at fair value, primarily publicly traded stocks
        and bonds                                                  89,740         80,518
                                                                 --------       --------
    Value of assets over the projected benefit obligation
                                                                   12,369          7,766
    Unrecognized net gain from past experience different
        from that assumed                                         (11,896)        (6,929)

    Prior service cost not yet recognized in net periodic
        pension cost                                                1,097          1,110
    Unrecognized net asset at January 1, 1986 being
        recognized over 15 years                                   (1,704)        (2,014)
                                                                 --------       --------
    Accrued pension liability                                    $   (134)      $    (67)
                                                                 ========       ========

   In thousands of dollars, except per share amounts)



   Net pension costs included in the statements of income for the years ending September 30, include the following components:

                                                      1995           1994          1993
                                                      ----           ----          ----


       Service cost                                $  2,059       $  2,021      $  2,009
       Interest cost                                  6,056          5,469         5,068
       Return on plan assets                        (12,474)        (2,597)       (6,410)
       Net amortization and deferral                  4,919         (4,784)         (327)
                                                   --------       --------      --------
       Net cost                                    $    560       $    109      $    340
                                                   ========       ========      ========

   The Company also provides its officers with a supplemental retirement plan. The actuarially determined accumulated benefit obligation was approximately $3,900 at September 30, 1995 and $3,400 at September 30, 1994. The cost of this plan is being accrued over the service lives of the individual officers. Net expense related to this plan was $607 for 1995, $505 for 1994 and $306 for 1993. The Company contributes to a trust to fund the liability for these supplemental retirement plan benefits. The trust balance included in other assets at September 30, 1995 and 1994 was $2,922 and $2,073, respectively.

   In August, 1994 the Company announced an early retirement program for nonunion employees which resulted in the reduction of approximately 3% of the total workforce through voluntary early retirement. The cost of this program of $1,341 included pension enhancements and other benefits and was fully recognized by the Company in the fourth quarter of fiscal 1994.

   In fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112) on a prospective basis. This statement requires employers to record any obligation which exists to provide certain benefits to former or inactive employees after employment but before retirement. The effect on the Company's financial condition and results of operations of adopting SFAS No. 112 was not material.


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

   (In thousands of dollars, except per share amounts)


   Effective October 1, 1993 the Company adopted SFAS No. 106 on a prospective basis and began amortizing its approximately $22,000 accumulated benefit obligation over a twenty-year period. Total health care and life insurance costs under SFAS No. 106 were $3,274 in 1995 and $2,931 in 1994 compared to costs of $1,575 in 1993 on a pay-as-you-go basis. In its December, 1993 rate decision (see Note 2) the DPUC approved a five-year phase-in of SFAS No. 106 expenses with an allowed annual recovery of $1,946 and deferral of additional SFAS No. 106 expenses for future recovery through amortization over a five-year period. In its October, 1995 rate decision (see Note 2) the DPUC allowed the third year of the five-year phase in and an annual recovery of $2,164 for SFAS No. 106 expenses. At September 30, 1995 and 1994 $2,116 and $985, respectively, were deferred pending future amortization and recovery.

   The following table represents the plan's funded status reconciled to the consolidated balance sheets at September 30, 1995 and 1994:

                                                                    1995           1994
                                                                    ----           ----
       Accumulated postretirement benefit obligation of:

           Retirees                                               $ 18,163       $ 13,241
           Fully eligible to retire active
             employees                                               3,102          3,186
           Active employees not eligible to retire                   5,712          5,332
                                                                  --------       --------
       Total accumulated postretirement benefit obligation
                                                                    26,977         21,759
       Less:  Market value of plan assets                            5,910          1,803
                                                                  --------       --------

       Accumulated postretirement benefit obligation in
           excess of plan assets                                    21,067         19,956
       Unrecognized transition amount                              (17,654)       (18,635)
       Unrecognized net gain/(loss)                                 (3,670)           254
                                                                  --------       --------
       Accrued/(prepaid) postretirement benefit
         obligation                                               $   (257)      $  1,575
                                                                  ========       ========


   The components of SFAS No. 106 health care and life insurance costs for the fiscal years ended September 30, 1995 and 1994 are:

                                                                  1995          1994
                                                                  ----          ----

   Service cost                                                 $    398      $    367
   Interest cost                                                   2,054         1,664
   Return on plan assets                                            (290)          (81)
   Net amortization                                                1,112           981
                                                                --------      --------
   Net health care and life insurance costs
                                                                $  3,274      $  2,931
                                                                ========      ========

   (In thousands of dollars, except per share amounts)


   For measurement purposes annual rates of increase of 13% and 11% are assumed for nonmedicare and medicare eligible retirees, respectively, in the per capita cost of covered health care benefits. The rate is assumed to decrease to 6% for both groups in 2003. The effect of increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995 and 1994 by $1,483 and $964, respectively, and the aggregate of the service and interest cost for the years then ended by $134 and $130, respectively. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 8.25% in 1995 and 1994 and was determined by analyzing the interest rates, as of September 30, of each year, of long-term, high quality corporate debt securities having a duration comparable to the plan. The expected long-term rate of return on plan assets was 7.50% in 1995 and 7.00% in 1994.

   The Company has established Employee Benefit Trusts (VEBA) to pay current retiree health care and life insurance benefits and to fund the Company's retirement benefit liability. In 1995 and 1994 the Company funded $5,105 and $1,350, respectively, for SFAS No. 106 costs. The VEBA balances at September 30, 1995 and 1994 were $5,129 and $1,803, respectively and are primarily invested in life insurance policies and commingled fixed income and equity mutual funds.

   (In thousands of dollars, except per share amounts)


   5.  Income Taxes:

   The following is an analysis of the provision for federal and state income taxes:

                                                                       September 30,
                                                                  ------------------------
                                                                 1995        1994        1993
                                                                 ----        ----        ----
    Charged to operations:
        Federal:
            Current                                             $6,717     $ 3,822     $10,877
            Deferred                                               778       6,098      (1,024)
                                                               -------     -------     -------
                                                                 7,495       9,920       9,853
                                                               -------     -------     -------
        State:
            Current                                              1,751       1,424       4,325
            Deferred                                               405       2,230        (519)
                                                               -------     -------     -------
                                                                 2,156       3,654       3,806
                                                               -------     -------     -------
        Deferred investment tax credits                           (221)       (221)       (221)
                                                               -------     -------     -------
            Total charged to operations                          9,430      13,353      13,438
                                                               -------     -------     -------
    Charged to other income/(deductions):
        Federal:
            Current                                              1,478         198         356
            Deferred                                               (87)       (118)         47
                                                               -------     -------     -------
                                                                 1,391          80         403
                                                               -------     -------     -------
        State:
            Current                                                480          77         133
            Deferred                                               (32)        (44)         16
                                                               -------     -------     -------
                                                                   448          33         149
                                                               -------     -------     -------
            Total charged to other income/(deductions)
                                                                 1,839         113         552
                                                               -------     -------     -------
               Total                                           $11,269     $13,466     $13,990
                                                               =======     =======     =======


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

   (In thousands of dollars, except per share amounts)


   Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are primarily a result of normalized plant items and temporary differences related to gas costs. For the regulated operations, deferred investment tax credits are amortized to income over the average life of the related property. The nonregulated operations provide deferred taxes on all temporary differences, including depreciation.

   The tax effects of the temporary differences which result in the deferred income taxes on the balance sheets at September 30, 1995 and 1994 are:

                                                                            1995         1994
                                                                            ----         ----

      Property, Plant and Equipment                                      $ 40,192     $ 36,253
      Other, net                                                           (2,207)         663
                                                                         --------     --------
         Deferred Income Taxes                                           $ 37,985     $ 36,916
                                                                         ========     ========

   Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which supersedes Statement of Financial Accounting Standards No. 96, adopted by the Company in 1988. In accordance with SFAS No. 109, the regulated operations reflect refundable taxes to ratepayers for reductions in the statutory federal income tax rate on normalized plant related, temporary differences. The regulated operations also recognize the cumulative deferred income taxes on temporary differences which were previously flowed through to ratepayers. At September 30, 1995 and 1994 the Company had $51,634 and $46,759, respectively, on the balance sheets as an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers. These amounts have been adjusted for the tax effect of future revenue requirements and will be amortized over the life of the related depreciable assets concurrent with their recovery in rates.

   In October, 1994 the Company received formal approval from the Internal Revenue Service (IRS) to deduct, for tax purposes, current as well as certain prior incurred cost of removal expenses associated with retirements of plant and equipment. During fiscal 1995 and 1994 the Company recorded income tax benefits of $1,973 and $444, respectively, related to prior years' cost of removal expenses allowed by the IRS. The total current period income tax benefits related to cost of removal that were recorded by the Company were $368 in 1995 and $449 in 1994.

   (In thousands of dollars, except per share amounts)


   A reconciliation of the consolidated federal income tax expense, at the statutory tax rate of 35% for 1995 and 1994 and a blended tax rate of 34.75% for 1993, to the consolidated federal income tax expense is as follows:

                                                             1995        1994        1993
                                                             ----        ----        ----
    Consolidated statutory federal income tax expense
                                                           $ 8,989     $ 9,619     $ 9,309
    Change in consolidated federal income tax expense
        resulting from:
        Excess book over tax depreciation                    1,456       1,797       1,590
        Investment tax credits                                (221)       (221)       (221)
        Bad debts                                              175         131        (315)
        Tax reserves                                           200         105        (618)
        Computer software                                     (499)       (899)          -
        Cost of removal                                     (1,951)       (744)          -
        Nondeductible reserves                                 397        (125)        191
        Other                                                  119         116          99
                                                           -------     -------     -------
    Consolidated federal income tax expense                $ 8,665     $ 9,779     $10,035
                                                           =======     =======     =======


   6.  Capital Stock:

   Common stock-

   In October, 1994 the Company sold 392,200 shares of its $3.125 Par Common Stock at $22.75 per share. The Company received net proceeds of approximately $8,500 which were used by the regulated operations to retire existing short-term borrowings.


   Dividend reinvestment plan and employee savings plans-

   The Company maintains a Dividend Reinvestment Plan (DRIP) which provides the Company's holders of common stock and preferred stock the opportunity to receive shares of the Company's common stock in lieu of some or all of their cash dividends. In addition, the Company has Employee Savings Plans
   (ESP), which are designed to encourage and assist employees to save and invest for long-term financial security. All amounts paid into the ESP by the Company are used to purchase the Company's common stock. At September 30, 1995, there were 952,953 shares of the Company's common stock reserved for issuance under the DRIP and ESP. In the fiscal years ended September 30, 1995, 1994 and 1993 the Company's contribution to the ESP on behalf of employees was $958, $956 and $890, respectively.

   (In thousands of dollars, except per share amounts)


   Executive restricted stock plan-

   In 1990 the Company adopted a restricted stock performance plan. The plan terminates in the year 2000 and is authorized to issue up to 200,000 shares. On October 1, 1990 and October 1, 1993 key employees were granted 22,146 and 24,040 restricted shares of the Company's common stock under this plan. Restrictions lapse and the shares vest over a three to five year period beginning October 1, 1990, and 1993, respectively, as certain performance goals are achieved. In October, 1995 and 1994, 5,770 and 5,773, respectively, of the restricted shares became fully vested and were awarded to qualifying employees.

   The market value of the shares awarded under this plan has been recorded as unearned compensation and is a separate component of common equity. The unearned compensation is being charged to expense over the vesting period based on achievement of the performance criteria. Compensation charged to expense was $0 in 1995, $166 in 1994 and $464 in 1993.

   In fiscal 1995, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The impact of the adoption of this standard was not significant to the results of operations or financial condition of the Company.

   Preferred stock-

   The Company is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.

   The following table sets forth the changes in the number of shares outstanding for each class of the Company's preferred stock not subject to mandatory redemption, for the years ended September 30, 1995, 1994 and 1993, respectively:

                                                     1995           1994           1993
                                                     ----           ----           ----
         $3.125 par value                           (1,748)       (10,735)        (6,052)
                                                   =======        =======        =======
         $100 par value                                 (1)            (9)             -
                                                   =======        =======        =======


   7.  Long-term Debt:

   The Company has various issues of first mortgage bonds and first mortgage notes outstanding with maturities from 2001 to 2010. Under the most restrictive terms of the indenture securing the bonds, retained earnings of $43,299 are available for dividends at September 30, 1995. Dividends paid on common and preferred stock in fiscal 1995 were $14,761. Sinking fund requirements for outstanding bonds were paid in cash.

   (In thousands of dollars, except per share amounts)


   In June, 1994, with the approval of the DPUC, the Company established a Series B Medium Term Note (MTN) program which permits the issue of up to $75,000 of unsecured MTNs over a four-year period at maturities not exceeding thirty years. Under this program the Company issued the following MTNs in fiscal 1994 with no sinking fund requirements:

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

   Long-term debt amounts which are due during each of the five years ending September 30 through 2000, are as follows:

                               Sinking Fund Requirements and Maturities
                               ----------------------------------------
                                             Year                 Total
                                             ----                -------
                                             1996                $ 3,921
                                             1997                 13,496
                                             1998                  5,984
                                             1999                  6,133
                                             2000                  6,183
                                                                 -------
                                                                 $35,717
                                                                 =======


   8.  Short-term Borrowings and Lines of Credit:

   The Company maintains a line of credit under a revolving credit agreement with a large regional bank. Under this agreement the Company can borrow up to $20,000 at a Eurodollar, Certificate of Deposit or Base Rate of interest plus a variable margin. The initial expiration date is March 30, 1996, with two optional one-year extensions. There is also a .1% facility fee and a .075% commitment fee on the unused portion of the agreement. At September 30, 1995, there were no borrowings outstanding under this agreement.

   The Company also maintains a one-year line of credit with a bank for $9,000. The Company pays a 1/5 of 1% commitment fee on this line of credit. The interest rate varies according to market conditions. The terms of this line of credit require no compensating balance. This line of credit expires on February 18, 1996. At September 30, 1995, there were $4,200 of borrowings outstanding under this line of credit.

   In December, 1994 ENI replaced a $5,000 unsecured line of credit with a bank with an unsecured commercial revolving credit agreement. Under this agreement ENI can borrow up to $5,000 through December 15, 1997, with a 1/5 of 1% annual facility fee on the line of credit. The interest rate is based upon the Certificate of Deposit, Eurodollar or Cost of Funds rate plus a variable margin and is determined at the time of each borrowing. At September 30, 1995 there were no borrowings outstanding under this arrangement.

   (In thousands of dollars, except per share amounts)


   The Hartford Steam Company (HSC), a wholly-owned subsidiary of ENI, maintains a secured line of credit with a bank. Under the terms of this agreement HSC can borrow up to $5,000, through October, 1997, with a 1/5 of 1% commitment fee on the unused portion of the available credit line. The interest rate is based upon the Certificate of Deposit, Libor or money market rate plus a variable margin, determined at the time of each borrowing. At September 30, 1995, there were no borrowings outstanding under this arrangement.

   The weighted average interest rate on short-term borrowings outstanding was 5.84% at September 30, 1995 and 5.27% at September 30, 1994.


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

   At September 30, 1995 and 1994 the fair value of the Company's long-term debt, including current maturities, is estimated to be $163,630 and $158,962, respectively. The fair value at year-end 1995 and 1994, of $141,511 and $144,583 of fixed-rate long-term debt, based on the market value of similar instruments, is estimated at $150,830 in 1995 and $145,562 in 1994. The carrying amount of the variable-rate long-term debt of $12,800 in 1995 and $13,400 in 1994 approximates fair value.

   The Company has guaranteed 2.4% of a letter of credit for Iroquois, equivalent to approximately $832 and $860 at September 30, 1995 and 1994, respectively, which approximates fair value. The letter of credit is used to satisfy Iroquois's cash retention requirements with respect to agreements between Iroquois and its lenders.


   10.  Commitments and Contingencies:

   Construction expenditures-

   Construction expenditures for the fiscal year ending September 30, 1996 are estimated at $24,322 for the regulated operations and $967 for the nonregulated operations.


   Gas supply-

   The Company is party to short-term and long-term contracts for the purchase of natural gas and transportation and storage services.

   (In thousands of dollars, except per share amounts)


   FERC Order No. 636 transition costs-

   The Company began to be billed for transition costs associated with Federal Energy Regulatory Commission (FERC) Order No. 636 from its pipeline suppliers in June, 1993. These costs are expected to be billed to the Company over three years. Through September 30, 1995 the Company has paid and recovered from ratepayers $10,364 of an estimated $15,000 of transition costs.

   In July, 1994 the DPUC issued a decision allowing companies under its jurisdiction to recover these costs from amounts which would otherwise have been refunded to customers and providing the companies the opportunity, if necessary, for surcharges to customers' future bills.

   In the opinion of management the DPUC has allowed the Company a sufficient number of recovery mechanisms to provide for the full recovery of all transition costs. For this reason, management believes that these transition costs will not have a material impact on the Company's financial condition or results of operations. The unpaid estimated liability of $4,636 at September 30, 1995 is included in Accounts Payable and Accrued Expenses.


   Steam supply-

   The nonregulated operations are party to long-term contracts for the purchase of steam.

   Through fiscal 1995 the nonregulated operations' primary supply of steam was a cogeneration facility located on the Company's premises and owned by an unrelated third party, the Hacogen partnership (Hacogen). During fiscal 1994 Hacogen indicated a desire to negotiate a termination of its long-term steam supply contract with HSC. During the fourth quarter of fiscal, 1995, HSC negotiated a settlement agreement with Hacogen. According to the terms of the negotiated settlement, Hacogen terminated its long-term supply contract with HSC, effective September 30, 1995. HSC is to receive consideration of $9,519, representing the payment of all past due amounts owed by Hacogen and certain additional amounts as a result of the contract termination. As of September 30, 1995, $4,967 was received. The remaining balance is due in December, 1995. The 1995 pretax, nonrecurring income related to this settlement was $4,124. In October, 1995, HSC resumed producing more costly steam from its existing boilers which are located on the Company's premises and are currently providing adequate steam supply for customer requirements.


   Letters of credit-

   The Company is contingently liable under a letter of credit amounting to $1,500 for workers' compensation claims. As a condition of its ownership in the DCA, ENI is contingently liable under a letter of credit amounting to $2,000.

   (In thousands of dollars, except per share amounts)


   Environmental matters-

   There are three sites on which are located the Company's former gas manufacturing facilities. The Company has not been required to undertake any action on these sites by any state or federal agency since 1989. The Company will continue to review the condition of these sites. No determination has been made as to whether any remediation will be required. The Company expects to be able to recover in rates any environmental remediation costs that it may incur in the future with respect to manufactured gas sites.

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

   The nonregulated operations are subject to compliance with Clean Air Act requirements. They expect to incur approximately $2,200 of capital expenditures over the next four fiscal years to satisfy these requirements.


   Leases-

   The Company has entered into operating lease agreements for the use of computer and office equipment. For fiscal 1995, 1994 and 1993 these lease payments were $1,561, $1,553 and $1,702, respectively. Lease payments have declined since fiscal 1993 as a result of renegotiated agreements. Future lease payments are not expected to change significantly from those shown above.


   Legal proceedings-

   Two civil and criminal investigations related to environmental issues, brought against Iroquois in 1992, are still pending. Although no final agreements have been reached regarding the disposition of these matters, during fiscal, 1995 the Company recognized a nonrecurring charge of $500 to reflect its proportionate share of estimated costs in connection with these legal matters. Iroquois is a partnership of which the Company is a 2.4% owner (see Note 1).

   In November, 1995, two associations comprised of Connecticut plumbers and HVAC contractors joined with two individual contractors and filed a class action suit against the Company and the State's two other local distribution companies (LDCs), claiming that the LDCs engaged in unfair trade practices. The action was brought on November 8, 1995, in Middlesex Superior Court by Connecticut Heating and Cooling Contractors Association, Inc. et al. and alleges that the LDCs unfairly competed with licensed

   (In thousands of dollars, except per share amounts)


   plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. The plaintiffs are seeking an injunction, unspecified damages, including treble damages, and certain related remedies.

   The LDCs have asserted that such licenses are not required for this work by virtue of a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court has upheld an administrative ruling against the LDCs' position, and the Company is participating in an appeal of that decision. In 1995, the Connecticut General Assembly enacted legislation that established on a going-forward basis a separate procedure for State certification of gas service employees.

   The Company will vigorously defend this claim but, at this early stage, cannot anticipate the outcome of the matter.

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

   Intersegment sales are priced in accordance with terms of existing tariffs and contracts. Information about the Company's operations, by business segment, is presented below:

                                                       1995          1994         1993
                                                     --------      --------     --------
    Revenues:
        Gas related activities                       $255,680      $269,433     $244,516
        Nonregulated activities                        22,306        24,298       24,284
        Intersegment revenues                          (2,801)       (3,069)      (3,463)
                                                     --------      --------     --------
            Total                                    $275,185      $290,662     $265,337
                                                     ========      ========     ========
    Pre-Tax Operating Income:
        Gas related activities                       $ 33,309      $ 37,636     $ 35,182
        Nonregulated activities                         5,280         6,629        6,442
                                                     --------      --------     --------
            Total                                      38,589        44,265       41,624
        Income taxes                                    9,430        13,353       13,438
                                                     --------      --------     --------
            Consolidated Operating Income            $ 29,159      $ 30,912     $ 28,186
                                                     ========      ========     ========
    Depreciation and Amortization:
        Gas related activities                       $ 14,655      $ 13,481     $ 10,699
        Nonregulated activities                         2,322         2,026        1,950
                                                     --------      --------     --------
            Total                                    $ 16,977      $ 15,507     $ 12,649
                                                     ========      ========     ========
    Property Additions:
        Gas related activities                       $ 25,311      $ 25,352     $ 22,696
        Nonregulated activities                         1,528         2,507        2,835
                                                     --------      --------     --------
            Total                                    $ 26,839      $ 27,859     $ 25,531
                                                     ========      ========     ========
    Identifiable Assets:
        Gas related activities                       $400,064      $394,229     $380,745
        Nonregulated activities                        64,975        64,325       63,840
                                                     --------      --------     --------
            Consolidated Identifiable Assets
                                                     $465,039      $458,554     $444,585
                                                     ========      ========     ========

   NOTES TO FINANCIAL STATEMENTS (concluded)
   (In thousands of dollars, except per share amounts)


   12.  Quarterly Results (Unaudited):

   The following table sets forth information with respect to the consolidated quarterly results of operations for the fiscal years 1995 and 1994. The amounts are unaudited but, in the opinion of management, include only normal, recurring adjustments necessary to present fairly the results of operations.

   The quarterly results of operations reflect the seasonal nature of the Company's operations. The results of any one quarter during the year are not indicative of the results of future quarters or the results of the Company's fiscal year.

                        Consolidated Results of Operations
                        ----------------------------------

   --------------------------------------------------------------------------------------------
                                      December 31,     March 31,      June 30,     September 30,
   Quarter Ended                          1994           1995           1995            1995
   --------------------------------------------------------------------------------------------

       Operating Revenues                $ 76,531       $105,540       $ 50,147        $ 42,967

       Operating Income                  $  9,377       $ 16,658       $  2,790        $    334

       Net Income (Loss)                 $  6,084       $ 12,924       $   (625)       $ (1,364)

       Net Income (Loss) Per
           Common Share                  $    .61       $   1.30       $   (.06)       $   (.14)


   --------------------------------------------------------------------------------------------
                                      December 31,     March 31,      June 30,     September 30,
   Quarter Ended                          1993           1994           1994            1994
   --------------------------------------------------------------------------------------------

      Operating Revenues                 $ 80,140       $122,565       $ 50,003        $ 37,954

      Operating Income                   $  9,920       $ 18,256       $  2,442        $    294

      Net Income (Loss)                  $  6,680       $ 15,036       $   (908)       $ (3,105)

      Net Income (Loss) Per Common
         Share                           $    .70       $   1.57       $   (.10)       $   (.33)

   ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   ------------------------------------------------------------


   There have been no disagreements required to be disclosed under this item.

                                     PART III



   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   -----------------------------------------------------------

       The information required by this item regarding directors of the registrant and the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the section entitled "Biographical Information" in the Company's definitive proxy statement for its February, 1996 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is hereby incorporated by reference. The information required by this item regarding executive officers of the registrant is included in Part I hereof.


   ITEM 11. EXECUTIVE COMPENSATION
   -------------------------------

       The information required by this item is contained in the sections entitled "Compensation of Directors","Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Summary Executive Compensation", "Change of Control", "Long Term Incentive Plan", "Retirement Plans" and "Corporate Performance Graph" in the Company's definitive proxy statement for its February, 1996 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   -----------------------------------------------------------------------

       The information required by this item is contained in the section entitled "Ownership of Company Stock" in the Company's definitive proxy statement for its February, 1996 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


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

                                      PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

   (a)  1. Financial Statements:
           --------------------

           The consolidated balance sheets, statements of income, statements of cash flows, statements of capitalization and statements of common stock equity, together with the notes to the financial statements and report thereon of Arthur Andersen LLP dated November 21, 1995, are included in Part II, Item 8 herein.

        2. Financial Statement Schedules:
           -----------------------------

           The following financial statement schedules included herein under
           Item 14(d) are filed as part of this report. Schedules I, III, IV, and V are not submitted because they are not applicable or the information required to be included therein is contained in the financial statements and footnotes.

              II Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1995, 1994 and 1993

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

        3. Exhibits
           --------

      Exhibit
      Number
   ------------

    3   Articles of Incorporation and By-Laws

             (i)  Charter of the Company and all Amendments thereto

            (ii) By-Laws of the Company, as amended, filed as Exhibit No. 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

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

            (vi) Canadian gas transportation contract (rate schedule CGT-NE) between the Company and Tennessee, dated December 1, 1987, filed as Exhibit No. 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

           (vii) Gas purchase contract between the Company and TransCanada Pipelines Limited, dated September 14, 1987, filed as Exhibit No. 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

          (viii) Gas sales agreement between the Company and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

            (ix) Steam Supply Agreement between The Hartford Steam Company and Independent Energy Operations, Inc., dated December 3, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10        (x)  Partial Release of Mortgage agreement, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between The
                  Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March
                  31, 1987 (Commission File No. 1-7727)), filed as Exhibit No.
                  10(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

            (xi) Fourth Amendment, dated August 15, 1989, to the Open End Mortgage and Security Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)), filed as Exhibit No. 10(xxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xii) Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989, filed as Exhibit No. 10(xxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

          (xiii) Collateral Assignment of Lease and Rentals, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989 (filed as Exhibit 10(xxviii) herein), filed as Exhibit No. 10(xxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xiv) Amended and Restated Loan Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 31, 1983, filed as Exhibit No. 10(xxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

            (xv) Precedent Agreement to First Amendment, dated September 14, 1988, to the Gas Sales Agreement between the Company and Boundary Gas, Inc., dated September 14, 1987 (filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10      (xvi)  First Amendment, dated January 1, 1990, to the Gas Sales
                  Agreement between the Company and Boundary Gas, Inc., dated
                  September 14, 1987 (filed as Exhibit No. 10(xxv) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March
                  29, 1988 (Commission File No. 1-7727)), filed as Exhibit
                  10(xxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

          (xvii) Sixth Amendment, dated September 30, 1991, to the Loan Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxviii) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

         (xviii) Medium Term Notes, Series A, Placement Agency Agreement among Connecticut Natural Gas Corporation, PaineWebber Incorporated and Smith Barney, Harris Upham & Co. Incorporated, dated November 1, 1991, filed as Exhibit No. 10(xxxix) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

           (xix) Issuing and Paying Agency Agreement between The Connecticut National Bank and Connecticut Natural Gas Corporation, for the Medium Term Notes, Series A, dated November 1, 1991, filed as Exhibit No. 10(xl) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

            (xx) Connecticut Natural Gas Corporation Executive Restricted Stock Plan, filed as Exhibit A to the Company's definitive proxy statement dated March 26, 1991, filed with the Commission on March 26, 1991 (Commission File No. 1-7727)

           (xxi) Gas Transportation Contract for Firm Reserved Service, dated February 7, 1991, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

          (xxii) Gas Sales Agreement No. 1, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (xxiii)  Gas Sales Agreement No. 2, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as
                  Exhibit No. 10(xxxix) to the Company's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

          (xxiv) Gas Sales Agreement (ProGas), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

           (xxv) Gas Sales Agreement (ATCOR), dated February 7, 1991, between the Company and Alberta Northeast Limited, filed as Exhibit No. 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           (xvi) Gas Sales Agreement (AEC), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

          (xvii) Gas Transportation Contract for Firm Reserved Service, dated October 20, 1992, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

        (xxviii) Revolving Credit Agreement, dated March 30, 1993, between the Company and The First National Bank of Boston, filed as Exhibit No. 10(xlviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 3, 1993 (Commission File No. 1-7727)

          (xxix) Secured Note Purchase Agreement, dated July 15, 1993, between the CNG Realty Corp. and the Aid Association for Lutherans, filed as Exhibit No. 10(xlix) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

           (xxx) Capital Contribution Support Agreement, dated April 15, 1993, among Connecticut Natural Gas Corporation, ENI Transmission Company and Bank of Montreal, filed as Exhibit No. 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

          (xxxi) Steam and Chilled Water Supply Agreement, dated May 28, 1986, between Capitol District Energy Center Cogeneration Associates and Energy Networks, Incorporated, filed as Exhibit No. 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (xxxii)  Service Agreement #89102 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Company and Algonquin Gas Transmission
                  Company, filed as Exhibit No. 10(xxxviii) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993, filed with the Commission December 28,
                  1993 (Commission File No. 1-7727)

        (xxxiii) Service Agreement #93005 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxiv) Service Agreement #93205 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (xxxv) Service Agreement #93404 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxvi) Service Agreement #.6426, dated June 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation, filed as Exhibit No. 10(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

        (xxxvii) Service Agreement #800380 (Rate Schedule CDS), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

       (xxxviii)  Service Agreement #800341 (Rate Schedule FT-1), dated June 1,
                  1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxix) Service Agreement #800294 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

            (xl) Service Agreement #800295 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10      (xli)  Service Agreement #400148 (Rate Schedule SS-1), dated June 1,
                  1993, between the Company and Texas Eastern Transmission
                  Corporation, filed as Exhibit No. 10(l) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993, filed with the Commission December 28,
                  1993 (Commission File No. 1-7727)

          (xlii) Service Agreement #400149 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(li) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xliii) Service Agreement #400150 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(lii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (xliv) Service Agreement (Rate Schedule FTNN), dated October 1, 1993, between the Company and CNG Transmission Corporation, filed as Exhibit No. 10(liii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           (xlv) Service Agreement (Rate Schedule GSS), dated November 1, 1993, between the Company and CNG Transmission Corporation, filed as Exhibit No. 10(liv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           (xlvi) Amended and Restated CNG Officers' Retirement Plan, dated June 28, 1994, filed as Exhibit No. 10(liii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

         (xlvii) The Connecticut Natural Gas Corporation Officers' Retirement Plan Trust Agreement, dated January 9, 1989, filed as Exhibit No. 10(liv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

        (xlviii) First Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated August 5, 1993, filed as Exhibit No. 10(lv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10     (xlix)  The Connecticut Natural Gas Corporation Deferred Compensation
                  Plan, as amended, dated January 1, 1993, filed as Exhibit No.
                  10(lvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

             (l) First Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated December 2, 1993, filed as Exhibit No. 10(lvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (li) Second Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated June 28, 1994, filed as Exhibit No. 10(lviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (lii) Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, dated December 28, 1987, filed as Exhibit No. 10(lix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

          (liii) First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, Dated December 2, 1993, filed as Exhibit No. 10(lx) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (liv) Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Union Employee Benefit Trust, dated December 2, 1993, filed as Exhibit No. 10(lxi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (lv) CNG Annual Incentive Plan, 1994, filed as Exhibit No. 10(lxii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (lvi) Settlement Agreement and Release of All Claims by and between Connecticut Natural Gas Corporation and Donato P. Lauria, dated November 29, 1993, filed as Exhibit No. 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

          (lvii) Letter of Credit and Reimbursement Agreement by and between Energy Networks, Inc. and The Bank of Nova Scotia, dated October 14, 1994, filed as Exhibit No. 10(lxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (lviii)  Second Amended and Restated Loan Agreement by and between The
                  Hartford Steam Company and Shawmut Bank Connecticut, N.A., dated October 28, 1994, filed as Exhibit No. 10(lxv) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December
                  27, 1994 (Commission File No. 1-7727)

           (lix) Medium Term Notes, Series B, Placement Agency Agreement among Connecticut Natural Gas Corporation, Smith Barney Inc., and A.G. Edwards & Sons, Inc., dated June 14, 1994, filed as Exhibit No. 10(lxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (lx) Issuing and Paying Agency Agreement between Shawmut Bank Connecticut, National Association, and Connecticut Natural Gas Corporation, for Medium Term Notes, Series B, dated June 14, 1994, filed as Exhibit No. 10(lxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (lxi) Service Agreement (EFT Service), dated July 31, 1993, between the Company and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(lxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-
                  7727)

          (lxii) Gas Storage Contract, dated February 16, 1990, between the Company and ENDEVCO Industrial Gas Sales Company, filed as Exhibit No. 10(lxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

         (lxiii) Commercial Revolving Credit Agreement by and between Fleet Bank, National Association, and Energy Networks, Inc., dated December 21, 1994, filed as Exhibit No. 10(lxx) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission January 31, 1995 (Commission File No. 1-7727)

          (lxiv) Service Agreement #86006 (Rate Schedule AFT-1), dated September 1, 1994, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxi) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

           (lxv) Service Agreement #93005 (Rate Schedule AFT-1), dated September 1, 1994, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

          (lxvi) Service Agreement #9B103 (Rate Schedule AFT-1), dated September 1, 1994, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxiii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (lxvii)  Service Agreement #9W005 (Rate Schedule AFT-1), dated
                  September 1, 1994, between the Company and Algonquin Gas
                  Transmission Company, filed as Exhibit No. 10(lxxiv) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995, filed with the Commission August 2, 1995
                  (Commission File No. 1-7727)

        (lxviii) KBC Energy Services Partnership Agreement, dated June 19, 1995, By and Among Bay State Energy Enterprises, Inc., ENI Gas Services, Inc., and Koch Energy Alliance Company, filed as Exhibit No. 10(lxxv) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

          (lxix) Gas Storage Agreement No. 1626 (Rate Schedule FS), dated September 1, 1993, by and between the Company and Tennessee Gas Pipeline Company

           (lxx) Gas Transportation Agreement No. 2498 (Rate Schedule FT-A), dated September 1, 1993, by and between the Company and Tennessee Gas Pipeline Company

          (lxxi) Gas Transportation Agreement No. 3900 (Rate Schedule FT-A), dated October 1, 1993, by and between the Company and Tennessee Gas Pipeline Company

         (lxxii) Gas Transportation Agreement No. 3901 (Rate Schedule FT-A), dated October 1, 1993, by and between the Company and Tennessee Gas Pipeline Company

        (lxxiii) Gas Transportation Agreement No. 2075 (Rate Schedule FT-A), dated September 1, 1993, by and between the Company and Tennessee Gas Pipeline Company

         (lxxiv) Gas Storage Agreement No. 6445 (Rate Schedule FS), dated April 1, 1994, by and between the Company and Tennessee Gas Pipeline Company

          (lxxv) Gas Transportation Agreement No. 9283 (Rate Schedule FT-A), dated January 24, 1995, by and between the Company and Tennessee Gas Pipeline Company

         (lxxvi) Second Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated June 27, 1995

        (lxxvii) Second Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated January 24, 1995

       (lxxviii)  Third Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated June 27, 1995

         (lxxix) Amendment to Connecticut Natural Gas Corporation Officers' Retirement Plan, dated June 27, 1995

           --------

      Exhibit
      Number
   ------------

   10     (lxxx)  Third Amendment to Connecticut Natural Gas Corporation
                  Deferred Compensation Plan, dated June 27, 1995

         (lxxxi) Third Amendment to The Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated September 12, 1995

        (lxxxii) Second Amendment to Restricted Stock Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock plan), dated June 27, 1995

       (lxxxiii)  Third Amendment to Restricted Stock Agreement (Under the
                  Connecticut Natural Gas Corporation Executive Restricted Stock plan), dated June 27, 1995

        (lxxxiv) Amended and Restated CNG Nonemployee Directors' Fee Plan, dated September 29, 1995

         (lxxxv) CNG Nonemployee Directors' Fee Plan Trust Agreement, by and between the Company and Fleet Bank, N.A., dated September 28, 1995

        (lxxxvi) HSC Termination Agreement, dated August 1, 1995, among The Hartford Steam Company, Connecticut Natural Gas Corporation, Energy Networks, Inc., and Hartford Cogeneration Limited Partnership

   11   Computation of Consolidated Primary and Fully Diluted Earnings Per
        Share

   12   Computation of Ratios
           Not applicable

   13   Annual Report to Stockholders for the Fiscal Year Ended September 30,
        1995
           Not applicable

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

   (a)  3. Exhibits (concluded)
           --------

      Exhibit
      Number
   ------------

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

             (i)  Exhibit Index

            (ii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1994, filed as Exhibit 99(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission on December 27, 1994, as amended by Form 10-K Amendment No. 1, filed with the Commission on June 29, 1995 (Commission File No. 1-7727)

           (iii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1994, filed as
                  Exhibit 99(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission on December 27, 1994, as amended by Form 10-K Amendment No. 1, filed with the Commission on June 29, 1995 (Commission File No. 1-7727)


   Exhibits 3(ii), 4(i), 4(ii)(a), 4(ii)(b), 4(ii)(c), 4(ii)(d), 4(ii)(e),
   4(ii)(f), 4(ii)(g), 4(ii)(h), 10(i), 10(ii), 10(iii), 10(iv), 10(v),
   10(vi), 10(vii), 10(viii), 10(ix), 10(x), 10(xi), 10(xii), 10(xiii),
   10(xiv), 10(xv), 10(xvi), 10(xvii), 10(xviii), 10(xix), 10(xx), 10(xxi),
   10(xxii), 10(xxiii), 10(xxiv), 10(xxv), 10(xxvi), 10(xxvii), 10(xxviii),
   10(xxix), 10(xxx), 10(xxxi), 10(xxxii), 10(xxxiii), 10(xxxiv), 10(xxxv),
   10(xxxvi), 10(xxxvii), 10(xxxviii), 10(xxxix), 10(xl), 10(xli), 10(xlii),
   10(xliii), 10(xliv), 10(xlv), 10(xlvi), 10(xlvii), 10(xlviii), 10(xlix),
   10(l), 10(li), 10(lii), 10(liii), 10(liv), 10(lv), 10(lvi), 10(lvii),
   10(lviii), 10(lix), 10(lx), 10(lxi), 10(lxii), 10(lxiii), 10(lxiv),
   10(lxv), 10(lxvi), 10(lxvii), 10(lxviii), 99(ii) and 99(iii) listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference. All other exhibits referred to above are filed herewith.


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1995.

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



     S/ Victor H. Frauenhofer             Chairman, President,       December 18, 1995
    -------------------------------       (Principal Executive
       (Victor H. Frauenhofer)            Officer) and Director



     S/ James P. Bolduc                   Senior Vice President -    December 18, 1995
    -------------------------------       Financial Services and
       (James P. Bolduc)                  Chief Financial Officer


     S/ R. L. Babcock                                                December 18, 1995
    -------------------------------
       (R. L. Babcock)
     as Attorney-in-fact for:

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

                        CONNECTICUT NATURAL GAS CORPORATION
                            Annual Report on Form 10-K
                                  Schedule Index

                       Fiscal Year Ended September 30, 1995

      Item                                   Description
   ----------                                -----------

     II                 Financial Statement Schedule II; Valuation and
                        Qualifying Accounts and Reserves for the fiscal years ended September 30, 1995, 1994 and 1993

   (d) Financial Statement Schedules
       -----------------------------                                           Page  1 of 1
                         CONNECTICUT NATURAL GAS CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    --------------------------------------------------------------
                         FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                         -----------------------------------------------------
                                        (THOUSANDS OF DOLLARS)

   Column A                       Column B             Column C         Column D     Column E
                                                       Additions
                                              ------------------------
                                   Balance At    Charged       Charged  Deductions      Balance
                                   Beginning    To Costs       To Other     From         At End
   Description                     of Period  And Expenses     Accounts  Reserves (1)  of Period
   -----------                     ---------- ------------     --------  -----------   ---------
   YEAR ENDED SEPTEMBER 30, 1995
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  3,273     $  4,653     $      -     $  3,860    $  4,066
             Other (2)                    744          233           24          477         524
                                     --------     --------     --------     --------    --------
                                     $  4,017     $  4,886     $     24     $  4,337    $  4,590
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1994
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  2,491     $  5,990            -     $  5,208    $  3,273
             Other (3)                    577          592           19          444         744
                                     --------     --------     --------     --------    --------
                                     $  3,068     $  6,582     $     19     $  5,652    $  4,017
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1993
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas (4)                 $  2,153     $  3,019     $  2,200     $  4,881    $  2,491
             Other (5)                    948          450           52          873         577
                                     --------     --------     --------     --------    --------
                                     $  3,101     $  3,469     $  2,252     $  5,754    $  3,068
                                     ========     ========     ========     ========    ========

   Note: (1)   Deductions From Reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.
         (2)   $24 Charged to Other Accounts represents recognition of trade receivables acquired with the purchase of certain assets by the nonregulated operations.
         (3)   $19 Charged to Other Accounts represents interest on receivables.
         (4)   $2,200 Charged to Other Accounts was recognized as a regulatory asset in other assets on the balance sheet, pending approval in the Company's December, 1993 rate decision (See Item 7, Management's discussion and Analysis of Financial Condition and Results of Operations and Item 8, Notes to the Financial Statements)
         (5)   $52 Charged to Other Accounts represents interest on receivables.