Form 10-Q
period 1995-12-31
CONNECTICUT NATURAL GAS CORP
filed 1996-01-29
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   December 31, 1995
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on January 23, 1996:  9,931,279.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the three months and twelve months ended December 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
                     ASSETS                        1995        1995         1994
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 391,297   $ 387,906    $ 369,485
      Nonregulated energy                          64,021      63,937       62,767
      Construction work in progress                 3,645       3,564        2,379
                                                ---------   ---------    ---------
                                                  458,963     455,407      434,631
      Less-Allowance for depreciation             137,106     133,314      122,934
                                                ---------   ---------    ---------
                                                  321,857     322,093      311,697
                                                ---------   ---------    ---------

   Investments, at equity                           5,859       5,743        5,304
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                       874       3,042        1,145
      Accounts and notes receivable                42,503      31,504       36,967
      Allowance for doubtful accounts              (4,844)     (4,590)      (3,573)
      Accrued utility revenue                      21,663       5,093       17,138
      Inventories                                  11,333      14,511       17,833
      Prepaid expenses                              2,170       6,095        2,637
                                                ---------   ---------    ---------
                                                   73,699      55,655       72,147
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     49,210      51,634       46,759
      Recoverable transition costs                  4,210       4,636        6,281
      Other assets                                 20,845      25,278       27,221
                                                ---------   ---------    ---------
                                                   74,265      81,548       80,261
                                                ---------   ---------    ---------
                                                $ 475,680   $ 465,039    $ 469,409
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
         CAPITALIZATION AND LIABILITIES            1995        1995         1994
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  31,045   $  31,045    $  31,045
      Capital in excess of par value               74,018      74,018       73,906
      Retained Earnings                            50,006      45,522       45,658
                                                ---------   ---------    ---------
                                                  155,069     150,585      150,609
      Unearned compensation -
         Restricted stock awards                     (358)       (371)        (130)
      Treasury stock                                 (103)       (103)        (103)
                                                ---------   ---------    ---------
         Common stock equity                      154,608     150,111      150,376
      Preferred stock, not subject to
         mandatory redemption                         902         904          909
      Long-term debt                              149,525     150,390      153,604
                                                ---------   ---------    ---------
                                                  305,035     301,405      304,889
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                        -           -        2,000
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             3,922       3,921        3,884
      Notes payable and commercial paper           14,100       4,200       16,000
      Accounts payable and accrued expenses        41,945      46,341       40,818
      Refundable purchased gas costs                5,449       2,300            -
      Accrued liabilities                           6,938       6,539        5,712
                                                ---------   ---------    ---------
                                                   72,354      63,301       66,414
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        38,482      37,985       37,492
      Unfunded deferred income taxes               49,210      51,634       46,759
      Investment tax credits                        3,368       3,423        3,589
      Refundable taxes                              3,202       3,365        3,275
      Accrued transition costs                          -           -        1,281
      Other                                         4,029       3,926        3,710
                                                ---------   ---------    ---------
                                                   98,291     100,333       96,106
                                                ---------   ---------    ---------
                                                $ 475,680   $ 465,039    $ 469,409
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $   90,462        $   76,531
   Less:  Cost of Energy                            49,072            41,883
          State Gross Receipts Tax                   3,790             3,225
                                                ----------        ----------
   Operating Margin                                 37,600            31,423
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             13,498            11,863
      Depreciation                                   4,383             4,214
      Income taxes                                   6,430             4,180
      Other taxes                                    1,922             1,789
                                                ----------        ----------
                                                    26,233            22,046
                                                ----------        ----------
   Operating Income                                 11,367             9,377
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             46                30
      Equity in partnership earnings                   402               375
      Other income (deductions)                       (219)             (153)
      Income Taxes                                     (42)             (118)
                                                ----------        ----------
                                                       187               134
                                                ----------        ----------
   Interest and Debt Expense                         3,380             3,427
                                                ----------        ----------
   Net Income                                        8,174             6,084
   Less-Dividends on Preferred Stock                    16                15
                                                ----------        ----------
   Net Income Applicable to Common Stock        $    8,158        $    6,069
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     0.82        $     0.61
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,931,279         9,914,226
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1995              1994
                                                ----------        ----------

   Operating Revenues                           $  289,116        $  287,053
   Less:  Cost of Energy                           154,953           153,459
          State Gross Receipts Tax                  11,861            12,067
                                                ----------        ----------
   Operating Margin                                122,302           121,527
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             54,863            54,551
      Depreciation                                  17,146            16,358
      Income taxes                                  11,680            12,824
      Other taxes                                    7,464             7,425
                                                ----------        ----------
                                                    91,153            91,158
                                                ----------        ----------
   Operating Income                                 31,149            30,369
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            121                38
      Equity in partnership earnings                 1,059             1,017
      Other deductions                                (938)             (773)
      Nonrecurring items                             3,624                 -
      Income Taxes                                  (1,763)             (286)
                                                ----------        ----------
                                                     2,103                (4)
                                                ----------        ----------
   Interest and Debt Expense                        14,143            13,258
                                                ----------        ----------
   Net Income                                       19,109            17,107
   Less-Dividends on Preferred Stock                    63                64
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   19,046        $   17,043
                                                ==========        ==========
   Income Per Average Share of
      Common Stock                              $     1.92        $     1.77
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.48        $     1.48
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,931,279         9,633,636
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Cash Flows from Operations                      $ (7,612)    $  1,119
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (4,004)      (4,156)
      Other investing activities                      4,105         (732)
                                                   --------     --------
      Net cash used in investing activities             101       (4,888)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,691)      (3,690)
      Issuance of common stock                            -        8,474
      Other stock activity, net                          (2)           -
      Principal retired on long-term debt              (864)        (496)
      Short-term debt                                 9,900         (500)
                                                   --------     --------
      Net cash provided by
         financing activities                         5,343        3,788
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                               (2,168)          19
   Cash and Cash Equivalents at
      Beginning of Period                             3,042        1,126
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $    874     $  1,145
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $  8,174     $  6,084
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,501        4,352
         Deferred income taxes, net                     279          521
         Equity in partnership earnings                (402)        (375)
         Cash distributions received from
           investments                                  240          168
      Change in assets and liabilities:
         Accounts receivable                        (10,618)      (9,018)
         Accrued utility revenue                    (16,570)     (13,424)
         Inventories                                  3,178          493
         Purchased gas costs                          3,149        3,769
         Prepaid expenses                             3,925        7,470
         Accounts payable and accrued expenses       (3,571)         845
         Other assets/liabilities                       103          234
                                                   --------     --------
           Total adjustments                        (15,786)      (4,965)
                                                   --------     --------

      Cash flows from operations                   $ (7,612)    $  1,119
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  4,070     $  4,075
                                                   ========     ========
      Income taxes                                 $  4,607     $    928
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------

                                                     1995         1994
                                                     ----         ----

   Cash Flows from Operations                      $ 45,531     $ 41,358
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (26,687)     (28,009)
      Other investing activities                      3,595          971
                                                   --------     --------
      Net cash used in investing activities         (23,092)     (27,038)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,762)     (14,328)
      Issuance of common stock                            -        8,464
      Other stock activity, net                          (7)         (51)
      Issuance of long-term debt                          -       20,000
      Principal retired on long-term debt            (4,041)      (4,037)
      Short-term debt                                (3,900)     (23,891)
                                                   --------     --------
      Net cash used by
         financing activities                       (22,710)     (13,843)
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                 (271)         477
   Cash and Cash Equivalents at
      Beginning of Period                             1,145          668
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $    874     $  1,145
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1995         1994
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 19,109     $ 17,107
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               17,365       17,192
         Deferred income taxes, net                     655        5,291
         Equity in partnership earnings              (1,059)      (1,017)
         Cash distributions received from
           investments                                  240          408
      Change in assets and liabilities:
         Accounts receivable                         (2,285)       1,423
         Accrued utility revenue                     (4,525)        (310)
         Inventories                                  6,500          936
         Purchased gas costs                          5,359       (1,403)
         Prepaid expenses                               467         (742)
         Accounts payable and accrued expenses        3,345        4,593
         Other assets/liabilities                       360       (2,120)
                                                   --------     --------
           Total adjustments                         26,422       24,251
                                                   --------     --------

      Cash flows from operations                   $ 45,531     $ 41,358
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 11,325     $ 10,541
                                                   ========     ========
      Income taxes                                 $ 12,647     $  5,699
                                                   ========     ========

                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995
                              (Thousands of Dollars)


   (1)  Rate Matters

        In October, 1995 the Connecticut Department of Public Utility Control
        (DPUC) issued a decision which allowed the Company to increase its rates by $8,900 or 3.64%. The DPUC conducted this proceeding in two phases. New, interim rates, based on a review of the Company's revenue requirements became effective October 13, 1995. In January, 1996 the DPUC issued a decision on Phase II, approving final natural gas rates related to this rate increase. These final rates are effective February 9, 1996. As part of this Phase II decision, the DPUC also approved the Company's Firm Transportation rates for Commercial and Industrial customers, effective April 1, 1996.


   (2)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                DECEMBER 31, 1995
                 (Thousands of Dollars Except Per Share Amounts)



   RESULTS OF OPERATIONS

   Higher earnings were recorded at the end of the first quarter of fiscal, 1996, for both the three months and twelve months ended comparable periods. First quarter, 1996 earnings per share were $.82, compared to $.61 recorded for the first quarter of fiscal, 1995. Twelve months ended December 31 earnings were $1.92 in fiscal 1996 and $1.77 in 1995. Earnings recorded for the twelve months ended December 31, 1995 include two nonrecurring items: a gain of $.24 per share from a negotiated settlement for the termination of a steam supply contract; and a charge of $(.05) per share in connection with legal matters related to the Company's 2.4% interest in the Iroquois Gas Transmission System partnership (Iroquois). Without the effect of these two items, earnings per share for this period would be $1.73.

   The major factors impacting earnings from operations in fiscal, 1996 are a significantly colder winter and the increase in natural gas rates granted to the Company by the Connecticut Department of Public Utility Control (DPUC), effective in October, 1995.


   Operating Margin

   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax and was higher in both the first quarter and twelve months ended December 31, 1995 as compared to 1994. The following table presents the changes in revenues, gas operating margin and gas throughput for all periods presented in the statements of income:

                             Three Months      Twelve Months
                                Ended              Ended
                             December 31,      December 31,
                            1995     1994     1995      1994
                          -------- -------- --------  --------
   Gas Revenues           $ 90,462 $ 76,531 $289,116  $287,053
                          ======== ======== ========  ========
   Gas Operating Margin   $ 37,600 $ 31,423 $122,302  $121,527
                          ======== ======== ========  ========
   Gas Throughput (mmcf)
      Firm Sales             7,316    6,388   22,289    23,257
      Interruptible Sales    2,501    2,526    8,529     8,423
      Off-System Sales       3,678    2,730   17,213     9,272
      Transportation
         Services            1,054    1,954    6,795     7,307
                            ------   ------   ------    ------
         Total System
           Throughput       14,549   13,598   54,826    48,259
                            ======   ======   ======    ======

   Fiscal, 1996 operating margin between the comparable quarters is higher primarily because of higher volumes sold to the Company's gas customers, in response to the 20% colder winter weather experienced in this quarter in the Company's service area. This effect was amplified by the higher natural gas rates implemented by the Company in October, 1995, as approved by the DPUC.

   The increase in operating margin between the twelve months ended December, 1995 and December, 1994 is less because the impact of one quarter of colder weather and higher rates only partially offset the effects of the warmer winter weather experienced in fiscal, 1995 and included in the twelve months ended December, 1995 results.


   Operations and Maintenance Expenses

   In October, 1995 the Company began to recognize expenses for the DPUC allowed amortization of expenses that had been previously deferred pending the outcome of the October, 1995 rate decision. Because of these additional amortizations and a few specific items, such as higher pension costs, higher expenses were recorded in the quarter in the categories of insurance costs, employee benefits, conservation program costs, regulatory commission expenses and rate proceedings and outside purchased services. Collectively, theses generated an overall increase in operations and maintenance expenses when comparing the three months ended December, 1995 to 1994.

   Operations and maintenance expenses are nearly the same for both the twelve months ended December,1995 and 1994, reflecting the offset of increases and decreases in various costs. Higher expenses were recorded for insurance, conservation programs, regulatory commission and rate proceedings costs and outside purchased services. Lower expenses were recorded related to employee benefits and pensions, uncollectibles and labor. Total expenses also benefited from a higher contribution from customer service activities.


   Other Income (Deductions)

   Other income (deductions) recorded in the three months ended December, 1995, includes less income from merchandise sales and the costs of terminating the Company's Gas Roots, regulated propane service, program, as directed by the DPUC late in fiscal, 1995.

   Nonrecurring items recorded in the twelve months ended December, 1995, include a one-time pretax benefit of $4,124 from the negotiated settlement of a contract termination agreement with the nonregulated operations' principal steam supplier and a charge of $500 for the Company's share of expenses in connection with legal matters related to its 2.4% ownership interest in Iroquois. Other income (deductions) reflect less income from the merchandise sales program and the costs of terminating the Company's Gas Roots program, offset by reduced promotional expenses.


   Interest and Debt Expense

   Interest expense between the comparable quarter ended periods is relatively unchanged. In fiscal, 1996, lower short-term borrowing rates offset the impact of greater short-term borrowings made to pay for higher volumes of gas needed to supply customers during the colder winter weather.

   Higher fiscal, 1996 interest expense for the twelve months ended period is attributed to interest related to pipeline refunds and deferred gas costs.

   Earnings from Nonregulated Operations

   Nonregulated operations contributed earnings of $.05 and $.48 per share, respectively, for the quarter and twelve months ended December 31, 1995, compared to $.06 and $.36 per share for the same periods ended December 31, 1994. Twelve months ended December, 1995 earnings include $.24 per share from the settlement related to the termination agreement negotiated with a supplier of steam in the fourth quarter of fiscal, 1995. Lower nonregulated fiscal, 1996 earnings from operations reflect higher fixed costs of produced steam, attributed to labor and equipment maintenance expenses, and a net loss related to startup costs for the nonregulated operations new subsidiary, ENServe Corporation. The benefit of higher sales, generated because of the colder winter weather, partially offset these negative impacts to nonregulated earnings.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   In the first quarter of fiscal,1996, available cash on hand and short-term borrowings supported the Company's needs for cash for operations. Outgoing cash flows from operations primarily reflect high customer accounts receivable resulting from increased gas purchases to support higher sales during a colder fiscal, 1996 winter heating season, and higher gas rates, effective October, 1995. Historically, cash flows from operations are lower in the first quarter of the fiscal year when high winter heating season out-going cash requirements for natural gas must be satisfied in advance of cash payments from customer receivables. This lag between when gas is consumed and when payment for it is received creates the need to provide cash for operations from other sources. Greater volumes sold and higher rates increase this effect because of the need for payment of additional gas supplies experienced concurrently with higher outstanding customer receivables. Cash flows from investing activities in the quarter ending December 31, 1995 reflect the receipt of the balance of the settlement amount due from the termination of the steam supply contract with the nonregulated operations' principal steam supplier.

   Cash flows from operations and net cash flows provided by financing activities together met the Company's needs for construction funds during the first quarter of fiscal 1995. In contrast, the warmer weather in fiscal 1995 reduced purchased gas requirements, easing this seasonal need for cash. Cash flows from operations during the quarter ended December, 1994 also benefited from the receipt of refunds from gas pipelines. These were retained by the Company to offset FERC 636 transition costs, as allowed by the DPUC.

   During the twelve months ended December, 1995 and 1994, cash flows from operations satisfied the Company's needs for construction funds and net financing activities.


   Rate Matters

   In October, 1995 the Connecticut Department of Public Utility Control (DPUC) issued a decision which allowed the Company to increase its rates by $8,900 or 3.64%. The DPUC conducted this proceeding in two phases. New, interim rates, based on a review of the Company's revenue requirements became effective October 13, 1995. In January, 1996 the DPUC issued a decision on Phase II, approving final natural gas rates related to this rate increase and based on the Company's cost of service study. These final rates are effective February 9, 1996.

   As part of this Phase II decision, the DPUC also approved the Company's Firm Transportation (FTS) rates for Commercial and Industrial customers, effective April 1, 1996. Similar FTS rates have also been approved for Connecticut's other local natural gas distribution companies (LDC). These rates allow commercial and industrial customers to purchase their gas from independent brokers and to pay their LDC only for the transportation of that gas through its gas lines. In addition, each LDC offers a similar package of ancillary services from which an FTS customer can choose to ensure that its business will have an adequate supply of gas in the event that its broker does not meet its commitment or if the customer's gas use requirements exceed its contractual purchase.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        27        Financial Data Schedule

        99 (i)    Exhibit Index


   (b) A report on Form 8-K, dated November 28, 1995, was filed on November 28, 1995 to file with the Commission, under Item 5. Other Information, the contents of a press release issued by the Company on November 28, 1995 to announce earnings data for the fiscal year ended September 30, 1995 and to file unaudited financial statements for the fiscal year ended September 30, 1995.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        01/29/96                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)