Form 10-Q
period 1996-03-31
CONNECTICUT NATURAL GAS CORP
filed 1996-05-01
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   March 31, 1996
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on April 23, 1996:  9,930,480.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the three months, six months and twelve months ended March 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
                     ASSETS                        1996        1995         1995
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 393,400   $ 387,906    $ 374,310
      Nonregulated energy                          64,000      63,937       63,205
      Construction work in progress                 3,615       3,564        2,854
                                                ---------   ---------    ---------
                                                  461,015     455,407      440,369
      Less-Allowance for depreciation             140,087     133,314      126,654
                                                ---------   ---------    ---------
                                                  320,928     322,093      313,715
                                                ---------   ---------    ---------

   Investments, at equity                           5,549       5,743        5,463
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                    21,167       3,042       13,477
      Accounts and notes receivable                63,796      31,504       50,352
      Allowance for doubtful accounts              (5,699)     (4,590)      (4,834)
      Accrued utility revenue                      16,187       5,093       11,504
      Inventories                                   2,687      14,511        8,671
      Prepaid expenses                              3,069       6,095        3,450
                                                ---------   ---------    ---------
                                                  101,207      55,655       82,620
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     48,641      51,634       49,997
      Recoverable transition costs                  3,899       4,636        5,634
      Other assets                                 20,177      25,278       27,755
                                                ---------   ---------    ---------
                                                   72,717      81,548       83,386
                                                ---------   ---------    ---------
                                                $ 500,401   $ 465,039    $ 485,184
                                                =========   =========    =========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
         CAPITALIZATION AND LIABILITIES            1996        1995         1995
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  31,045   $  31,045    $  31,045
      Capital in excess of par value               74,018      74,018       74,018
      Retained Earnings                            60,204      45,522       54,891
                                                ---------   ---------    ---------
                                                  165,267     150,585      159,954
      Unearned compensation -
         Restricted stock awards                     (286)       (371)        (400)
      Treasury stock                                 (129)       (103)        (103)
                                                ---------   ---------    ---------
         Common stock equity                      164,852     150,111      159,451
      Preferred stock, not subject to
         mandatory redemption                         902         904          906
      Long-term debt                              149,372     150,390      153,283
                                                ---------   ---------    ---------
                                                  315,126     301,405      313,640
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                        -           -        1,000
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             3,923       3,921        3,885
      Notes payable and commercial paper                -       4,200            -
      Accounts payable and accrued expenses        39,791      46,341       40,663
      Refundable purchased gas costs               22,937       2,300       12,369
      Accrued liabilities                          11,898       6,539        8,291
                                                ---------   ---------    ---------
                                                   78,549      63,301       65,208
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        47,048      37,985       44,099
      Unfunded deferred income taxes               48,641      51,634       49,997
      Investment tax credits                        3,313       3,423        3,533
      Refundable taxes                              3,501       3,365        3,367
      Accrued transition costs                          -           -          634
      Other                                         4,223       3,926        3,706
                                                ---------   ---------    ---------
                                                  106,726     100,333      105,336
                                                ---------   ---------    ---------
                                                $ 500,401   $ 465,039    $ 485,184
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $  130,606        $  105,540
   Less:  Cost of Energy                            73,314            56,573
          State Gross Receipts Tax                   4,854             4,215
                                                ----------        ----------
   Operating Margin                                 52,438            44,752
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             15,814            13,986
      Depreciation                                   4,416             4,287
      Income taxes                                  13,031             7,902
      Other taxes                                    1,944             1,919
                                                ----------        ----------
                                                    35,205            28,094
                                                ----------        ----------
   Operating Income                                 17,233            16,658
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             38                33
      Equity in partnership earnings                   282               159
      Other income (deductions)                       (127)             (255)
      Income Taxes                                     (86)             (115)
                                                ----------        ----------
                                                       107              (178)
                                                ----------        ----------
   Interest and Debt Expense                         3,452             3,556
                                                ----------        ----------
   Net Income                                       13,888            12,924
   Less-Dividends on Preferred Stock                    15                16
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   13,873        $   12,908
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.40        $     1.30
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.37        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,931,120         9,931,279
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                     Six Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $  221,068        $  182,071
   Less:  Cost of Energy                           122,386            98,456
          State Gross Receipts Tax                   8,644             7,440
                                                ----------        ----------
   Operating Margin                                 90,038            76,175
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             29,312            25,849
      Depreciation                                   8,799             8,501
      Income taxes                                  19,461            12,082
      Other taxes                                    3,866             3,708
                                                ----------        ----------
                                                    61,438            50,140
                                                ----------        ----------
   Operating Income                                 28,600            26,035
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             83                63
      Equity in partnership earnings                   684               534
      Other deductions                                (236)             (508)
      Income Taxes                                    (238)             (133)
                                                ----------        ----------
                                                       293               (44)
                                                ----------        ----------
   Interest and Debt Expense                         6,831             6,983
                                                ----------        ----------
   Net Income                                       22,062            19,008
   Less-Dividends on Preferred Stock                    31                31
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   22,031        $   18,977
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     2.22        $     1.91
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.74        $     0.74
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,931,199         9,922,658
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $  314,182        $  270,028
   Less:  Cost of Energy                           171,693           143,906
          State Gross Receipts Tax                  12,500            10,828
                                                ----------        ----------
   Operating Margin                                129,989           115,294
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             56,692            53,486
      Depreciation                                  17,275            16,643
      Income taxes                                  16,809             9,100
      Other taxes                                    7,489             7,294
                                                ----------        ----------
                                                    98,265            86,523
                                                ----------        ----------
   Operating Income                                 31,724            28,771
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            126                53
      Equity in partnership earnings                 1,182               950
      Other deductions                                (602)             (611)
      Nonrecurring items                             3,624                 -
      Income Taxes                                  (1,942)             (434)
                                                ----------        ----------
                                                     2,388               (42)
                                                ----------        ----------
   Interest and Debt Expense                        14,039            13,734
                                                ----------        ----------
   Net Income                                       20,073            14,995
   Less-Dividends on Preferred Stock                    62                64
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   20,011        $   14,931
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     2.01        $     1.53
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.48        $     1.48
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,931,239         9,730,343
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                      1996         1995
                                                      ----         ----

   Cash Flows from Operations                      $ 41,130     $ 39,539
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (3,895)      (5,771)
      Other investing activities                        999         (535)
                                                   --------     --------
      Net cash used in investing activities          (2,896)      (6,306)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (3,689)      (3,690)
      Other stock activity, net                           -          109
      Principal retired on long-term debt              (152)        (320)
      Short-term debt                               (14,100)     (17,000)
                                                   --------     --------
      Net cash used by
         financing activities                       (17,941)     (20,901)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                               20,293       12,332
   Cash and Cash Equivalents at
      Beginning of Period                               874        1,145
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 21,167     $ 13,477
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 13,888     $ 12,924
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,561        4,126
         Deferred income taxes, net                   8,810        6,643
         Equity in partnership earnings                (282)        (159)
      Change in assets and liabilities:
         Accounts receivable                        (20,383)     (12,124)
         Accrued utility revenue                      5,476        5,634
         Inventories                                  8,646        9,162
         Purchased gas costs                         17,488       12,279
         Prepaid expenses                              (899)        (813)
         Accounts payable and accrued expenses        7,007        2,514
         Other assets/liabilities                    (3,182)        (647)
                                                   --------     --------
           Total adjustments                         27,242       26,615
                                                   --------     --------

      Cash flows from operations                   $ 41,130     $ 39,539
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  2,135     $  2,210
                                                   ========     ========
      Income taxes                                 $  2,313     $  1,318
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Cash Flows from Operations                      $ 37,839     $ 40,429
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (7,899)      (9,927)
      Other investing activities                        783       (1,038)
                                                   --------     --------
      Net cash used in investing activities          (7,116)     (10,965)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (7,380)      (7,380)
      Issuance of common stock                            -        8,474
      Other stock activity, net                          (2)         109
      Principal retired on long-term debt            (1,016)        (816)
      Short-term debt                                (4,200)     (17,500)
                                                   --------     --------
      Net cash used by
         financing activities                       (12,598)     (17,113)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                               18,125       12,351
   Cash and Cash Equivalents at
      Beginning of Period                             3,042        1,126
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 21,167     $ 13,477
                                                   ========     ========



                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 22,062     $ 19,008
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                9,062        8,478
         Deferred income taxes, net                   9,089        7,164
         Equity in partnership earnings                (684)        (534)
         Cash distributions received from
           investments                                  360          168
      Change in assets and liabilities:
         Accounts receivable                        (31,001)     (21,142)
         Accrued utility revenue                    (11,094)      (7,790)
         Inventories                                 11,824        9,655
         Purchased gas costs                         20,637       16,138
         Prepaid expenses                             3,026        6,657
         Accounts payable and accrued expenses        3,436        3,269
         Other assets/liabilities                     1,122         (642)
                                                   --------     --------
           Total adjustments                         15,777       21,421
                                                   --------     --------

      Cash flows from operations                   $ 37,839     $ 40,429
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  6,232     $  6,312
                                                   ========     ========
      Income taxes                                 $  6,920     $  2,246
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Cash Flows from Operations                      $ 51,247     $ 47,603
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (24,811)     (28,893)
      Other investing activities                        892       (1,238)
                                                   --------     --------
      Net cash used in investing activities         (23,919)     (30,131)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,761)     (14,472)
      Issuance of common stock                            -        8,474
      Other stock activity, net                          (4)          51
      Issuance of long-term debt                          -       20,000
      Principal retired on long-term debt            (3,873)      (3,847)
      Short-term debt                                (1,000)     (15,600)
                                                   --------     --------
      Net cash used by
         financing activities                       (19,638)      (5,394)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                                7,690       12,078
   Cash and Cash Equivalents at
      Beginning of Period                            13,477        1,399
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 21,167     $ 13,477
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 20,073     $ 14,995
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               17,800       17,132
         Deferred income taxes, net                   2,822        3,553
         Equity in partnership earnings              (1,182)        (950)
         Cash distributions received from
           investments                                  528          408
      Change in assets and liabilities:
         Accounts receivable                        (10,544)      11,163
         Accrued utility revenue                     (4,683)       1,072
         Inventories                                  5,984       (1,341)
         Purchased gas costs                         10,568       (3,490)
         Prepaid expenses                               381         (962)
         Accounts payable and accrued expenses        7,726        2,713
         Other assets/liabilities                     1,774        3,310
                                                   --------     --------
           Total adjustments                         31,174       32,608
                                                   --------     --------

      Cash flows from operations                   $ 51,247     $ 47,603
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 12,366     $ 12,184
                                                   ========     ========
      Income taxes                                 $ 13,641     $  9,513
                                                   ========     ========

                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                  March 31, 1996
                              (Thousands of Dollars)


   (1)  Rate Matters

        In January, 1996 the Connecticut Department of Public Utility Control (the "DPUC") approved final natural gas rates related to a rate increase of $8,900 or 3.64% allowed by the DPUC in October, 1995.
        These final rates became effective on February 9, 1996. As part of this decision, the DPUC also approved the Company's Firm Transportation rates for Commercial and Industrial customers, effective April 1, 1996. (See "Management's Discussion and Analysis," "Competitive Environment")


   (2)  Short-term Debt

        The Company maintains a number of credit lines with financial institutions. One of the lines of credit with a bank for $9,000 was due to expire on February 18, 1996. It was extended for one year at that time.

        The Company's $20,000 revolving credit agreement with a large regional bank was due to expire on March 30, 1996. The Company exercised its option to extend this agreement for one year at that time.


   (3)  Subsequent Event - Increased Investment in Iroquois

        On April 30, 1996 the Company acquired an additional 2.47% ownership interest in the Iroquois Gas Transmission System Partnership ("Iroquois") for an investment of approximately $5,200 with funds from working capital. The Company's total share of Iroquois, which is held by the Company's wholly-owned subsidiary ENI Transmission Company, is now 4.87%. As a result of this increase in ownership interest, the Company's guarantee of a letter of credit for Iroquois is also 4.87%, equivalent to approximately $1,658 at April 30, 1996.

        Iroquois is in the process of negotiating a final settlement with State and Federal authorities regarding certain environmental allegations asserted by them. The Company expects that a potential settlement will be reached within the current year. The Company has provided for its anticipated share of the potential settlement in its financial records. If the settlement is finalized, the Company expects that any additional costs associated with the allegations will not be material.


   (4)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  MARCH 31, 1996
                 (Thousands of Dollars Except Per Share Amounts)



   RESULTS OF OPERATIONS

   A significantly colder winter and the increase in natural gas rates granted to the Company by the Connecticut Department of Public Utility Control (the "DPUC"), effective in October, 1995, are the primary reasons for the higher earnings recorded in the three, six and twelve months ended March 31, 1996 when compared to the same periods of fiscal, 1995. Second quarter, 1996 earnings per share were $1.40, compared to $1.30 recorded for the same quarter of fiscal, 1995. Six and twelve months ended March, 1996 earnings per share were $2.22 and $2.01, respectively as compared to $1.91 and $1.53, respectively, for fiscal, 1995. Earnings recorded for the twelve months ended March 31, 1996 include two nonrecurring items: a gain of $.24 per share from a negotiated settlement for the termination of a steam supply contract; and a charge of $(.05) per share in connection with legal matters related to the Company's interest in the Iroquois Gas Transmission System partnership ("Iroquois"). Without the effect of these two items, earnings per share for this period would be $1.82.


   Operating Margin

   The following table presents the changes in revenues, gas operating margin and gas throughput for all periods presented in the statements of income:

                          Three Months Ended Six Months Ended  Twelve Months Ended
                              March 31,          March 31,          March 31,
                            1996     1995     1996      1995      1996      1995
                          -------- -------- --------  --------  --------  --------
   Gas Revenues           $124,661 $100,212 $209,856  $172,038  $291,824  $248,045
                          ======== ======== ========  ========  ========  ========
   Gas Operating Margin   $ 48,457 $ 41,218 $ 82,387  $ 69,567  $115,729  $101,394
                          ======== ======== ========  ========  ========  ========
   Gas Throughput (mmcf)
      Firm Sales            11,261    9,811   18,577    16,200    23,739    21,160
      Interruptible Sales    2,353    2,759    4,854     5,285     8,123     8,604
      Off-System Sales       1,511    2,195    5,189     4,925    16,528    11,351
      Transportation
         Services            1,093    2,011    2,147     3,964     5,878     7,548
                            ------   ------   ------    ------    ------    ------
         Total System
           Throughput       16,218   16,776   30,767    30,374    54,268    48,663
                            ======   ======   ======    ======    ======    ======

   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. In all reported periods ending March 31, 1996, gas operating margin is higher as compared to the same periods of fiscal, 1995. The two principal factors behind this increase in gas operating margin are new, higher gas rates allowed by the DPUC beginning in the first quarter of fiscal, 1996, and the significantly colder winter heating season weather experienced in the Company's service area in fiscal, 1996. The higher volumes of gas sold to firm customers during this time multiplied the effect of the higher gas rates. These benefits were somewhat offset by fewer sales to interruptible customers and somewhat lower interruptible margins because of higher gas costs associated with these sales.

   Operations and Maintenance Expenses

   The October, 1995, rate decision issued by the DPUC allowed the Company to begin to amortize expenses that had been previously deferred pending the outcome of the rate proceedings. Because of these additional amortizations and a increases in a few other specific items, higher operations and maintenance expenses have been recorded in fiscal, 1996. Increases have been in the categories of wages and salaries, pension costs, insurance-related costs, employee benefits, regulatory commission and rate proceedings expenses and outside purchased services. The colder fiscal, 1996 winter has also resulted in increased bad debt accruals related to hardship customers. Collectively, these have generated an overall increase in operations and maintenance expenses when comparing the three, six and twelve months ended March, 1996 to 1995.


   Income Taxes

   Income taxes are higher in all periods of fiscal, 1996, primarily because of higher taxable income and the absence of the flow through of cost of removal benefits recognized during fiscal 1995. The higher effective tax rate is caused primarily by the turn around in recent years of flow-through book tax depreciation differences of older plant. These higher taxes were included in the determinatin of the Company's rates from the last rate decision. Because of these differences, and the lack of other offsetting tax benefits, the Company's effective tax rate is higher in 1996 than the previous periods. Because of this higher effective tax rate, the Company will tend to record higher tax expenses in the winter quarters and receive a greater tax benefit in the summer months, thus reducing net income during the heating season and reducing the net losses normally experienced during the summer season.


   Other Income (Deductions)

   Other income (deductions) in all reported periods ended March, 1996 have benefited the reconfiguration of certain life insurance plans. The impact of this benefit has been partially offset by the costs of terminating the Company's Gas Roots regulated propane service program, as directed by the DPUC late in fiscal, 1995.

   Two nonrecurring items were recorded in the twelve months ended March, 1996: a one-time pretax benefit of $4,124 from the negotiated settlement of a contract termination agreement with the nonregulated operations' principal steam supplier and a charge of $500 for the Company's share of expenses in connection with legal matters related to its ownership interest in Iroquois. (See "Material Changes in Financial Condition," "Investing Activities"). Reduced promotional expenses also provided a benefit to the twelve months ended March, 1996.

   Interest and Debt Expense

   Interest expense between the comparable quarter and six months ended periods is relatively unchanged. During the earlier part of this fiscal year, more short-term borrowings were required to pay for higher volumes of gas needed to supply customers during the colder winter weather. The interest incurred for these borrowings was offset by lower short-term borrowing rates. In addition, during the second quarter of fiscal, 1996, available cash from operations, a result of the colder winter and commensurate higher sales, reduced the need to borrow for working capital. In the first six months of fiscal, 1996, the Company also recorded higher interest expense related to merchandise receivables and transition costs.

   Higher fiscal, 1996 interest expense for the twelve months ended period is attributed to interest related to pipeline refunds and deferred gas costs.


   Earnings from Nonregulated Operations

   Earnings contributed by nonregulated operations were $.08, $.15 and $.47 per share, respectively, for the quarter, six and twelve months ended March 31, 1996, compared to $.09, $.18 and $.39 per share for the same periods ended March 31, 1995. Twelve months ended March, 1996 earnings include $.24 per share from the settlement related to the termination agreement negotiated with a supplier of steam in the fourth quarter of fiscal, 1995, and a charge of $(.05) in connection with legal matters related to the Company's ownership interest in Iroquois. (See "Material Changes in Financial Condition," "Investing Activities").

   Lower fiscal, 1996 nonregulated contributions to earnings from operations were the result of higher fixed costs of produced steam, attributed to labor and equipment maintenance expenses, reduced chilled water sales for cooling, because of lower building occupancy levels, and initial operating losses related to new nonregulated subsidiaries, ENServe Corporation and ENI Gas Services, Inc. The benefit of higher sales for steam and hot water heating, generated because of the colder winter weather, partially offset these negative impacts to nonregulated earnings.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash flows from operations funded both net investing and net financing activities during the three, six and twelve months ended March, 1996, as they did in the same periods of fiscal, 1995. The level of cash and cash equivalents on hand at March 31, 1996 is also significantly greater than levels on hand in 1995. The higher levels of cash from operations are attributed to higher operating margins, primarily because of higher gas rates, compounded by the impact of greater volumes sold because of the colder winter weather. The six and twelve months ended March, 1996 also reflect the receipt of the balance of the settlement amount due from the termination of the steam supply contract with the nonregulated operations' principal steam supplier. The six and twelve months ended March, 1995 cash flows from operations were supplemented by debt and equity issues which were used to permanently finance outstanding short-term borrowings and for working capital.

   Investing Activities

   On April 30, 1996 the Company acquired an additional 2.47% ownership interest in Iroquois for an investment of approximately $5,200 with funds from working capital. The Company's total share of Iroquois, which is held by the Company's wholly-owned subsidiary ENI Transmission Company, is now 4.87%. As a result of this increase in ownership interest, the Company's guarantee of a letter of credit for Iroquois has also increased to 4.87%, equivalent to approximately $1,658 at April 30, 1996.

   Iroquois is in the process of negotiating a final settlement with State and Federal authorities regarding certain environmental allegations asserted by them. The Company expects that a potential settlement will be reached within the current year. The Company has provided for its anticipated share of the potential settlement in its financial records. If the settlement is finalized, the Company expects that any additional costs associated with the allegations will not be material.


   Financing Activities

   The Company maintains a number of credit lines with financial institutions. One of the lines of credit with a bank for $9,000 was due to expire on February 18, 1996. It was extended for one year at that time.

   The Company's $20,000 revolving credit agreement with a large regional bank was due to expire on March 30, 1996. The Company exercised its option to extend this agreement for one year at that time.


   Rate Matters

   In January, 1996 the DPUC approved final natural gas rates related to a rate increase of $8,900 or 3.64% allowed by the DPUC in October, 1995. These final rates became effective on February 9, 1996. As part of this decision, the DPUC also approved the Company's Firm Transportation ("FTS") rates for Commercial and Industrial customers, effective April 1, 1996.

   Similar FTS rates have also been approved for Connecticut's other local natural gas distribution companies ("LDC"). These rates allow commercial and industrial customers to purchase their gas from independent brokers and to pay their LDC only for the transportation of that gas through its gas lines. In addition, each LDC offers a similar package of ancillary services from which an FTS customer can choose to ensure that its business will have an adequate supply of gas in the event that its broker does not meet its commitment or if the customer's gas use requirements exceed its contractual purchase.

   Competitive Environment

   In recent years, the natural gas industry has undergone structural changes in response to Federal regulatory policy intended to increase competition. In 1992, the Federal Energy Regulatory Commission (the "FERC") issued Order 636, which required all interstate gas pipelines to provide "unbundled," or separate, gas transportation and storage services and to discontinue their bundled merchant sales operations, which included the gas acquisition function. The impact of the FERC Order 636 and the resulting deregulation of the gas industry has continued to heighten competition and has changed the nature of the Company's business.

   In the past, the three segments of the natural gas industry had defined roles and relationships. Producers explored, drilled for and processed natural gas. The pipelines purchased natural gas from the producers and transported it to LDCs. The LDCs purchased the gas and transportation services from the pipeline companies. To bring natural gas into a competitive open market, the FERC demanded that the pipelines separate or, "unbundle" the natural gas purchases, the transportation and the balancing services which they had sold as a package to LDCs.

   In the late 1980's, in anticipation of this restructured environment, the Company put in place arrangements for the direct purchase of gas from producers and marketers as well as for the transportation of such gas to its service territory. In response to the FERC Order 636, in August, 1995, the DPUC issued a decision ordering Connecticut LDCs to unbundle their gas services. New, firm transportation service rates were approved by the DPUC and went into effect for the LDCs on April 1, 1996. With the implementation of these new rates, the Company's commercial and industrial natural gas customers have an expanded opportunity to purchase natural gas directly from producers or marketers. The Company, and the other Connecticut LDCs, thus have become natural gas transporters and compete with each other and with other gas marketers and providers for the sale of natural gas to such customers.

   The Company has been preparing for this local impact of the FERC Order 636 environment since 1988. Since that time the Company's large commercial and industrial interruptible customers have had the opportunity to contract for the purchase of their own supply of gas directly from a third-party supplier. Any such customer must also arrange for transportation services from the Company to deliver this gas to its premises.

   While unbundling has provided the opportunity for the Company to service and supply large commercial and industrial customers outside of its franchise area, it has also allowed other gas service companies to have access to the Company's customers within its service territory by allowing these customers the opportunity to purchase their gas supplies from any source. However, when such customers purchase their gas from other suppliers, the Company's distribution system is required to deliver their supplies, for which the Company receives a transportation margin.

   Since 1993, the Company has also offered off-system sales of short-term gas supplies and transportation services by contract. For these sales, the Company competes with other sellers and suppliers of natural gas services.

   As the natural gas distribution business becomes more competitive, management believes the principal factor for determining success is likely to be price, followed closely by customer loyalty and satisfaction.

   The Company has posted the lowest weighted average cost of gas of all Connecticut LDCs for seven consecutive years. For its fifth consecutive year the Company has posted the lowest firm unit cost of natural gas for all Connecticut LDC's.

   The Company's nonregulated operations have been subject to the slow economic conditions in the Hartford, Connecticut area. The district heating and cooling operations have had to produce more costly steam as a result of the 1995 termination of a steam supply contract. These factors may adversely affect the Company's district heating and cooling operations' ability to maintain steam, hot and chilled water rates at current levels.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

         3 (ii)      Bylaws of the Company, as amended

        10 (lxxxvii) Irrevocable Standby Letter of Credit by and between
                     Energy Networks, Inc. and The Bank of Nova Scotia, dated March 20, 1996

        27           Financial Data Schedule

        99 (i)       Exhibit Index

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        04/30/96                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)