Form 10-K/A
period 1995-09-30
CONNECTICUT NATURAL GAS CORP
filed 1996-06-28
CIK 23432

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

   Registrant's telephone number, including area code (860) 727-3459
                                                    ---------------

       The purpose of this amendment is to file as exhibits to Form 10-K the information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan and Union Employee Savings Plan for the fiscal year ending December 31, 1995.

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


   Date  June 28, 1996                    S/      Andrew H. Johnson
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

   27   Financial Data Schedule

   (a)  3. Exhibits (concluded)
           --------

      Exhibit
      Number
   ------------

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

             (i)  Exhibit Index

            (ii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1995

           (iii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1995


   Exhibits 3(ii), 4(i), 4(ii)(a), 4(ii)(b), 4(ii)(c), 4(ii)(d), 4(ii)(e),
   4(ii)(f), 4(ii)(g), 4(ii)(h), 10(i), 10(ii), 10(iii), 10(iv), 10(v),
   10(vi), 10(vii), 10(viii), 10(ix), 10(x), 10(xi), 10(xii), 10(xiii),
   10(xiv), 10(xv), 10(xvi), 10(xvii), 10(xviii), 10(xix), 10(xx), 10(xxi),
   10(xxii), 10(xxiii), 10(xxiv), 10(xxv), 10(xxvi), 10(xxvii), 10(xxviii),
   10(xxix), 10(xxx), 10(xxxi), 10(xxxii), 10(xxxiii), 10(xxxiv), 10(xxxv),
   10(xxxvi), 10(xxxvii), 10(xxxviii), 10(xxxix), 10(xl), 10(xli), 10(xlii),
   10(xliii), 10(xliv), 10(xlv), 10(xlvi), 10(xlvii), 10(xlviii), 10(xlix),
   10(l), 10(li), 10(lii), 10(liii), 10(liv), 10(lv), 10(lvi), 10(lvii),
   10(lviii), 10(lix), 10(lx), 10(lxi), 10(lxii), 10(lxiii), 10(lxiv),
   10(lxv), 10(lxvi), 10(lxvii) and 10(lxviii) listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference. All other exhibits referred to above are filed herewith.


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1995.