Form 10-Q
period 1996-06-30
CONNECTICUT NATURAL GAS CORP
filed 1996-07-29
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   June 30, 1996
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on July 23, 1996:  10,630,480.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the three months, nine months and twelve months ended June 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
                     ASSETS                        1996        1995         1995
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 397,070   $ 387,906    $ 380,001
      Unregulated energy                           64,031      63,937       63,636
      Construction work in progress                 3,770       3,564        2,233
                                                ---------   ---------    ---------
                                                  464,871     455,407      445,870
      Less-Allowance for depreciation             143,973     133,314      130,445
                                                ---------   ---------    ---------
                                                  320,898     322,093      315,425
                                                ---------   ---------    ---------

   Investments, at equity                          10,482       5,743        5,761
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                    31,226       3,042       18,003
      Accounts and notes receivable                42,844      31,504       30,203
      Allowance for doubtful accounts              (6,048)     (4,590)      (5,604)
      Accrued utility revenue                       4,253       5,093        2,595
      Inventories                                   8,782      14,511       10,973
      Prepaid expenses                              3,814       6,095        2,209
                                                ---------   ---------    ---------
                                                   84,871      55,655       58,379
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     48,641      51,634       53,018
      Recoverable transition costs                  3,315       4,636        5,128
      Other assets                                 21,262      25,278       29,919
                                                ---------   ---------    ---------
                                                   73,218      81,548       88,065
                                                ---------   ---------    ---------
                                                $ 489,469   $ 465,039    $ 467,630
                                                =========   =========    =========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
         CAPITALIZATION AND LIABILITIES            1996        1995         1995
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  33,233   $  31,045    $  31,045
      Capital in excess of par value               87,489      74,018       74,018
      Retained Earnings                            55,587      45,522       50,577
                                                ---------   ---------    ---------
                                                  176,309     150,585      155,640
      Unearned compensation -
         Restricted stock awards                     (240)       (371)        (337)
      Treasury stock                                 (129)       (103)        (103)
                                                ---------   ---------    ---------
         Common stock equity                      175,940     150,111      155,200
      Preferred stock, not subject to
         mandatory redemption                         902         904          906
      Long-term debt                              149,205     150,390      153,119
                                                ---------   ---------    ---------
                                                  326,047     301,405      309,225
                                                ---------   ---------    ---------
   Notes Payable Under Revolving Credit
      Agreements                                        -           -        1,000
                                                ---------   ---------    ---------
   Current Liabilities:
      Current portion of long-term debt             3,924       3,921        3,886
      Notes payable and commercial paper                -       4,200            -
      Accounts payable and accrued expenses        35,887      46,341       37,595
      Refundable purchased gas costs               16,546       2,300        8,741
      Accrued liabilities                           1,374       6,539        1,864
                                                ---------   ---------    ---------
                                                   57,731      63,301       52,086
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        46,018      37,985       41,539
      Unfunded deferred income taxes               48,641      51,634       53,018
      Investment tax credits                        3,258       3,423        3,479
      Refundable taxes                              3,501       3,365        3,367
      Accrued transition costs                          -           -          128
      Other                                         4,273       3,926        3,788
                                                ---------   ---------    ---------
                                                  105,691     100,333      105,319
                                                ---------   ---------    ---------
                                                $ 489,469   $ 465,039    $ 467,630
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $   53,954        $   50,147
   Less:  Cost of Energy                            27,778            26,191
          State Gross Receipts Tax                   1,863             1,681
                                                ----------        ----------
   Operating Margin                                 24,313            22,275
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             15,077            13,297
      Depreciation                                   4,497             4,324
      Income taxes                                     511                65
      Other taxes                                    1,821             1,799
                                                ----------        ----------
                                                    21,906            19,485
                                                ----------        ----------
   Operating Income                                  2,407             2,790
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             28                13
      Equity in partnership earnings                   543               298
      Other income (deductions)                        324               165
      Income Taxes                                    (318)             (222)
                                                ----------        ----------
                                                       577               254
                                                ----------        ----------
   Interest and Debt Expense                         3,546             3,669
                                                ----------        ----------
   Net Loss                                           (562)             (625)
   Less-Dividends on Preferred Stock                    16                15
                                                ----------        ----------
   Net Loss Applicable to Common Stock          $     (578)       $     (640)
                                                ==========        ==========

   Loss Per Average Share of
      Common Stock                              $    (0.06)       $    (0.06)
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.38        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,092,017         9,931,279
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Nine Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $  275,022        $  232,218
   Less:  Cost of Energy                           150,163           124,647
          State Gross Receipts Tax                  10,507             9,121
                                                ----------        ----------
   Operating Margin                                114,352            98,450
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             44,390            39,146
      Depreciation                                  13,296            12,825
      Income taxes                                  19,972            12,147
      Other taxes                                    5,687             5,507
                                                ----------        ----------
                                                    83,345            69,625
                                                ----------        ----------
   Operating Income                                 31,007            28,825
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            111                76
      Equity in partnership earnings                 1,227               832
      Other deductions                                  88              (343)
      Income Taxes                                    (556)             (355)
                                                ----------        ----------
                                                       870               210
                                                ----------        ----------
   Interest and Debt Expense                        10,377            10,652
                                                ----------        ----------
   Net Income                                       21,500            18,383
   Less-Dividends on Preferred Stock                    47                46
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   21,453        $   18,337
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     2.15        $     1.85
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.12        $     1.11
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,984,610         9,925,531
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $  317,989        $  270,172
   Less:  Cost of Energy                           173,281           143,428
          State Gross Receipts Tax                  12,682            10,658
                                                ----------        ----------
   Operating Margin                                132,026           116,086
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             58,471            52,752
      Depreciation                                  17,448            16,894
      Income taxes                                  17,255            10,000
      Other taxes                                    7,511             7,321
                                                ----------        ----------
                                                   100,685            86,967
                                                ----------        ----------
   Operating Income                                 31,341            29,119
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            141                62
      Equity in partnership earnings                 1,427             1,064
      Other deductions                                (441)             (373)
      Nonrecurring items                             3,624                 -
      Income Taxes                                  (2,040)             (547)
                                                ----------        ----------
                                                     2,711               206
                                                ----------        ----------
   Interest and Debt Expense                        13,916            14,047
                                                ----------        ----------
   Net Income                                       20,136            15,278
   Less-Dividends on Preferred Stock                    63                63
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   20,073        $   15,215
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     2.01        $     1.55
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.49        $     1.48
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,971,204         9,828,124
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                       June 30,
                                                 ----------------------
                                                      1996         1995
                                                      ----         ----

   Cash Flows from Operations                      $  8,449     $ 14,412
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (4,386)      (6,289)
      Other investing activities                     (5,442)         256
                                                   --------     --------
      Net cash used in investing activities          (9,828)      (6,033)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (4,055)      (3,690)
      Issuance of common stock                       15,659            -
      Principal retired on long-term debt              (166)        (163)
                                                   --------     --------
      Net cash provided/(used) by
         financing activities                        11,438       (3,853)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                               10,059        4,526
   Cash and Cash Equivalents at
      Beginning of Period                            21,167       13,477
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 31,226     $ 18,003
                                                   ========     ========





                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $   (562)    $   (625)
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,641        4,502
         Deferred income taxes, net                  (1,085)      (2,654)
         Equity in partnership earnings                (543)        (298)
         Cash distributions received from
           investments                                  971            -
      Change in assets and liabilities:
         Accounts receivable                         21,863       20,919
         Accrued utility revenue                     11,934        8,909
         Inventories                                 (6,095)      (2,302)
         Purchased gas costs                         (6,391)      (3,628)
         Prepaid expenses                              (745)       1,241
         Accounts payable and accrued expenses      (17,734)      (9,495)
         Other assets/liabilities                     2,195       (2,157)
                                                   --------     --------
           Total adjustments                          9,011       15,037
                                                   --------     --------

      Cash flows from operations                   $  8,449     $ 14,412
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  3,960     $  4,033
                                                   ========     ========
      Income taxes                                 $  7,600     $  5,421
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                   Nine Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Cash Flows from Operations                      $ 46,288     $ 54,307
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (12,285)     (16,216)
      Other investing activities                     (4,659)        (248)
                                                   --------     --------
      Net cash used in investing activities         (16,944)     (16,464)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (11,435)     (11,070)
      Issuance of common stock                       15,659        8,474
      Other stock activity, net                          (2)         109
      Principal retired on long-term debt            (1,182)        (979)
      Short-term debt                                (4,200)     (17,500)
                                                   --------     --------
      Net cash used by
         financing activities                        (1,160)     (20,966)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                               28,184       16,877
   Cash and Cash Equivalents at
      Beginning of Period                             3,042        1,126
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 31,226     $ 18,003
                                                   ========     ========




                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Nine Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 21,500     $ 18,383
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               13,703       12,980
         Deferred income taxes, net                   8,004        4,510
         Equity in partnership earnings              (1,227)        (832)
         Cash distributions received from
           investments                                1,331          168
      Change in assets and liabilities:
         Accounts receivable                         (9,138)        (223)
         Accrued utility revenue                        840        1,119
         Inventories                                  5,729        7,353
         Purchased gas costs                         14,246       12,510
         Prepaid expenses                             2,281        7,898
         Accounts payable and accrued expenses      (14,298)      (6,226)
         Other assets/liabilities                     3,317       (3,333)
                                                   --------     --------
           Total adjustments                         24,788       35,924
                                                   --------     --------

      Cash flows from operations                   $ 46,288     $ 54,307
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 10,192     $ 10,346
                                                   ========     ========
      Income taxes                                 $ 14,520     $  7,667
                                                   ========     ========


                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Cash Flows from Operations                      $ 45,284     $ 56,706
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (22,908)     (29,380)
      Other investing activities                     (4,806)      (1,027)
                                                   --------     --------
      Net cash used in investing activities         (27,714)     (30,407)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (15,126)     (14,617)
      Issuance of common stock                       15,659        8,474
      Other stock activity, net                          (4)          52
      Issuance of long-term debt                          -       20,000
      Principal retired on long-term debt            (3,876)      (3,498)
      Short-term debt                                (1,000)     (19,800)
                                                   --------     --------
      Net cash used by
         financing activities                        (4,347)      (9,389)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                               13,223       16,910
   Cash and Cash Equivalents at
      Beginning of Period                            18,003        1,093
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 31,226     $ 18,003
                                                   ========     ========




                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 20,136     $ 15,278
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               17,939       17,386
         Deferred income taxes, net                   4,391        4,643
         Equity in partnership earnings              (1,427)      (1,064)
         Cash distributions received from
           investments                                1,499          408
      Change in assets and liabilities:
         Accounts receivable                         (9,600)      13,323
         Accrued utility revenue                     (1,658)          73
         Inventories                                  2,191        5,016
         Purchased gas costs                          7,805       (1,261)
         Prepaid expenses                            (1,605)        (108)
         Accounts payable and accrued expenses         (513)         666
         Other assets/liabilities                     6,126        2,346
                                                   --------     --------
           Total adjustments                         25,148       41,428
                                                   --------     --------

      Cash flows from operations                   $ 45,284     $ 56,706
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 12,293     $ 12,108
                                                   ========     ========
      Income taxes                                 $ 15,820     $  9,316
                                                   ========     ========


                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1996
                              (Thousands of Dollars)


   (1)  Investment in Iroquois

        In April, 1996 the Company acquired an additional 2.47% ownership interest in the Iroquois Gas Transmission System Partnership ("Iroquois") for an investment of approximately $5,200 with funds from working capital. The Company's total share of Iroquois, which is held by the Company's subsidiary, ENI Transmission Company, is now 4.87%. As a result of this increase in ownership interest, the Company's guarantee of a letter of credit for Iroquois is also 4.87%, equivalent to approximately $1,658 at June 30, 1996.

        In May, 1996, Iroquois reached a settlement with State of New York and Federal authorities regarding certain environmental allegations asserted by them. The Company had previously provided for its share of the $24,000 settlement.


   (2)  Common Stock

        In June, 1996 the Company sold 700,000 shares of its $3.125 Par Common Stock at $23.25 per share. The net proceeds of approximately $15,600 were added to working capital and will be used to fund the current year's construction program of the Company's regulated operations and for their general operations.


   (3)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  JUNE 30, 1996
                 (Thousands of Dollars Except Per Share Amounts)



   RESULTS OF OPERATIONS

   The Company recorded a net loss of $.06 per share in the third quarter of both fiscal 1996 and 1995. Nine and twelve months ended June, 1996 earnings per share were $2.15 and $2.01, respectively as compared to $1.85 and $1.55, respectively, for fiscal, 1995. Earnings recorded for the twelve months ended June 30, 1996 include two nonrecurring items: a gain of $.24 per share from a negotiated settlement for the termination of a steam supply contract; and a charge of $(.05) per share in connection with legal matters related to the Company's interest in the Iroquois Gas Transmission System partnership ("Iroquois"). Without the effect of these two items, earnings per share for this period would be $1.82.

   A significantly colder winter and an increase in natural gas rates granted to the Company by the Connecticut Department of Public Utility Control (the "DPUC"), effective in October, 1995, are the primary reasons for the higher earnings recorded in the nine and twelve months ended June 30, 1996 when compared to the same periods of fiscal, 1995. The quarter ended June 30 is a period of transition in the Company's operations from the end of the winter heating season in April to the beginning of the summer cooling season in May, and frequently shows a net loss.


   Operating Margin

   The following table presents the changes in revenues, gas operating margin and gas throughput for all periods presented in the statements of income:

                          Three Months Ended Nine Months Ended Twelve Months Ended
                               June 30,          June 30,            June 30,
                            1996     1995     1996      1995      1996      1995
                          -------- -------- --------  --------  --------  --------
   Gas Revenues           $ 48,860 $ 45,395 $258,716  $217,433  $295,289  $248,387
                          ======== ======== ========  ========  ========  ========
   Gas Operating Margin   $ 21,111 $ 19,637 $103,498  $ 89,562  $117,203  $103,654
                          ======== ======== ========  ========  ========  ========
   Gas Throughput (mmcf)
      Firm Sales             3,633    3,228   22,210    19,426    24,144    21,371
      Interruptible Sales    1,694    1,734    6,548     7,020     8,083     8,311
      Off-System Sales       3,376    4,598    8,564     9,523    15,306    12,190
      Transportation
         Services            1,063    1,923    3,210     5,888     5,018     7,882
                            ------   ------   ------    ------    ------    ------
         Total System
           Throughput        9,766   11,483   40,532    41,857    52,551    49,754
                            ======   ======   ======    ======    ======    ======

   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. Gas margin is higher in all periods ended June 30, 1996, as compared to 1995. The two principal factors behind this increase in gas operating margin are new, higher gas rates allowed by the DPUC beginning in the first quarter of fiscal, 1996, and the significantly colder winter heating season weather experienced in the Company's service area in fiscal, 1996. The higher volumes of gas sold to firm customers during this time augmented the effect of the higher gas rates. These benefits were somewhat offset by fewer sales to interruptible customers, lower third quarter off-system sales and somewhat lower interruptible margins because of higher gas costs associated with these sales.


   Operations and Maintenance Expenses

   The October, 1995, rate decision issued by the DPUC allowed the Company to begin to amortize expenses that had been previously deferred pending the outcome of the rate proceedings. Because of these additional amortizations and increases in a few other specific items, higher operations and maintenance expenses have been recorded in fiscal, 1996. Increases have been in the categories of wages and salaries, pension costs, insurance-related costs, employee benefits, regulatory commission and rate proceedings expenses and outside purchased services. The colder fiscal, 1996 winter has also resulted in increased bad debt accruals.


   Income Taxes

   Income taxes are higher in all periods of fiscal, 1996, primarily because of the turnaround of flow-through book-tax depreciation differences of older plant which are causing higher taxable income in these periods. These higher taxes were included in the determination of the Company's rates from the last rate decision. Because of these differences, and the lack of other offsetting tax benefits, the Company's effective tax rate is higher in 1996 than the previous periods. As a result of this higher effective tax rate, the Company will record higher tax expenses in the winter quarters and receive a tax benefit in the summer months, thus reducing net income during the heating season and reducing the net losses normally experienced during the summer season. Income taxes are also higher in 1996 because of higher taxable income and the absence of the flow through of cost of removal benefits recognized during fiscal 1995.


   Other Income (Deductions)

   Overall, Other Income(Deductions) have contributed more to earnings in fiscal, 1996 over 1995 in all reported periods. This is a result of several offsetting factors.

   In the three months ended June, 1996, the primary benefits are from higher interest income from the investment of available cash balances and income earned by merchandising operations. Lower promotional advertising costs were also recorded during this time. These benefits are partially offset by the costs related to terminating the Company's Gas Roots regulated propane service program, as directed by the DPUC late in fiscal, 1995, and higher insurance costs.

   Other income (deductions) in the nine months ended June, 1996, as compared to 1995, has primarily benefited from the reconfiguration of certain insurance plans. Higher interest income and lower promotional expenses also contributed to the increase in other income. The costs related to terminating the Company's Gas Roots regulated propane service program partially offset these benefits.

   Two nonrecurring items were recorded in the twelve months ended June, 1996: a one-time pretax benefit of $4,124 from the negotiated settlement of a contract termination agreement with the unregulated operations' principal steam supplier and a charge of $500 for the Company's share of expenses in connection with legal matters related to its ownership interest in Iroquois. (See "Material Changes in Financial Condition," "Investing Activities").
   The principal benefit to other income came from the reconfiguration of certain insurance plans. Earnings from merchandising operations and lower promotional expenses also contributed to other income. These benefits were offset by the costs related to terminating the Company's Gas Roots regulated propane service program and by lower interest income.


   Interest and Debt Expense

   Interest expense between all comparable periods ended June, 1996 to June, 1995 is relatively unchanged. There have been no new issues of long-term debt, and only limited seasonal short-term borrowings have been needed in both years because of available cash from operations, in fiscal, 1996, as a result of higher collections through the purchased gas adjustment, which will ultimately be refunded to customers, and available cash on hand for working capital from issues of Common Stock, in October, 1994 and June, 1996. In fiscal, 1996, the Company has recorded some additional interest expense related to merchandise receivables and transition costs.


   Earnings from Unregulated Operations

   Earnings contributed by unregulated operations were $.07, $.21 and $.49 per share, respectively, for the three, nine and twelve months ended June 30, 1996, compared to $.04, $.21 and $.37 per share for the same periods ended June 30, 1995. Twelve months ended June, 1996 earnings include $.24 per share from the settlement related to the termination agreement negotiated with a supplier of steam in the fourth quarter of fiscal, 1995, and a charge of $(.05) in connection with contingent legal matters related to the Company's ownership interest in Iroquois. These legal issues were settled in May, 1996. (See "Material Changes in Financial Condition," "Investing Activities").

   Unregulated operations recorded lower income in fiscal, 1996 as a result of reduced chilled water sales for cooling, because of lower building occupancy levels, higher fixed costs of produced steam, attributed to labor and equipment maintenance expenses, and initial operating losses related to new unregulated subsidiaries, ENServe Corporation and ENI Gas Services, Inc.
   The benefit of higher sales for steam and hot water heating, generated because of the colder winter weather, partially offset these negative impacts to unregulated earnings in the nine and twelve-months ended periods.

   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash flows from operations together with the net proceeds from the June, 1996, and October, 1994, Common Stock issues funded both net investing and all other financing activities during the three, nine and twelve months ended June, 1996, and the nine and twelve months ended June, 1995. Cash flows from operations were sufficient to fund both investing and financing activities during the three months ended June, 1995.

   The higher level of cash and cash equivalents on hand at June 30, 1996, as compared to 1995, is primarily attributed to the June, 1996 Common Stock issue. Historically, higher levels of cash and cash equivalents are experienced in the third quarter of the fiscal year, reflecting the receipt of customer payments from the end of the winter heating season concurrent with the lowest point for outgoing cash requirements at the end of the heating season, for gas inventories, and the beginning of the construction season, for capital expenditures. Lower fiscal, 1996 levels of cash from operations are attributed to lower quarter ended June, 1996 operating margins. The nine and twelve months ended June, 1996 also reflect the receipt of the balance of the settlement amount due from the termination of the steam supply contract with the unregulated operations' principal steam supplier.


   Investing Activities

   In April, 1996 the Company acquired an additional 2.47% ownership interest in Iroquois for an investment of approximately $5,200 with funds from working capital. The Company's total share of Iroquois, which is held by the Company's wholly-owned subsidiary ENI Transmission Company, is now 4.87%. As a result of this increase in ownership interest, the Company's guarantee of a letter of credit for Iroquois has also increased to 4.87%, equivalent to approximately $1,658 at June 30, 1996.

   In May, 1996, Iroquois reached a settlement with State of New York and Federal authorities regarding certain environmental allegations asserted by them. The Company had previously provided for its share of the $24,000 settlement.


   Financing Activities

   In June, 1996 the Company sold 700,000 shares of its $3.125 Par Common Stock at $23.25 per share. The net proceeds of approximately $15,600 were added to working capital and will be used to fund the current year's construction program of the Company's regulated gas operations and for their general operations.


   Other Taxes

   The Company has been informed that a State of Connecticut audit of the Company's 1993 through 1996 Sales Tax returns and a State of New York audit of the 1992 through 1994 Gross Income Tax returns of the Company's subsidiary, ENI Transmission Corporation are scheduled to begin in August, 1996. Although the Company cannot predict the outcome of these audits, management does not believe that the results of these audits will be significant to its future results of operations or financial condition.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        10(lxxxviii) Gas Transportation Agreement (FT-A Rate Schedule, Service
                     Package No. 86) dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company

        10(lxxxix)   Gas Transportation Agreement (FT-A Rate Schedule, Service
                     Package No. 1625) dated September 1, 1993, between the
                     Company and Tennessee Gas Pipeline Company

        10(xc) Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 2655) dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company

        10(xci) Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 5903) dated January 13, 1994, between the Company and Tennessee Gas Pipeline Company

        10(xcii) Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 8545) dated November 1, 1994, between the Company and Tennessee Gas Pipeline Company

        10(xciii)    Gas Storage Contract (Rate Schedule FS, Service Package
                     No. 1626) dated December 1, 1994, between the Company and
                     Tennessee Gas Pipeline Company

        10(xciv) Amendment No.1-A to Gas Storage Contract (Rate Schedule FS, Service Package No. 1626) dated July 1, 1995 between the Company and Tennessee Gas Pipeline Company

        10(xcv) Service Agreement (#N01719, FST Service) dated March 28, 1996 between the Company and National Fuel Gas Supply Corporation

        10(xcvi) Amendment No. 1 to Service Agreement (#N01719, FST Service) dated April 1, 1996, between the Company and National Fuel Gas Supply Corporation

        10(xcvii)    Service Agreement (#O01718, FSS Service) dated March 28,
                     1996 between the Company and National Fuel Gas Supply
                     Corporation

        10(xcviii)   Amendment No. 1 to Service Agreement (#O01718, FSS
                     Service) dated April 1, 1996, between the Company and
                     National Fuel Gas Supply Corporation

        27           Financial Data Schedule

        99(i)        Exhibit Index

   (b) No reports on Form 8-K were filed during the quarter ending June 30, 1996.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        07/29/96                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)