Form 10-K405
period 1996-09-30
CONNECTICUT NATURAL GAS CORP
filed 1996-12-20
CIK 23432

===========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                     FORM 10-K
   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                              ------------
   For the fiscal year ended September 30, 1996
                             ------------------
                                        OR,
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                              ---------------
   For the transition period from                 to
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   x
                                -----
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.    Yes  x   No
                                                        -----    -----
   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)
      The aggregate market value of the voting stock held by nonaffiliates
   ---------------------------------------------------------------------------
      of the Registrant on November 1, 1996 was $242,761,466.
   ---------------------------------------------------------------------------
   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).
   ---------------------------------------------------------------------------
     Number of shares of Common Stock outstanding as of the close of business
   ---------------------------------------------------------------------------
     on December 16, 1996 was 10,634,496.
   ---------------------------------------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
      Prospectus/Proxy for the Company's February 1997 Annual
   ---------------------------------------------------------------------------
      Meeting (Part III)
   ---------------------------------------------------------------------------

                                      PART I

   ITEM 1. BUSINESS
   ----------------

     General
     -------

     Connecticut Natural Gas Corporation (the Company) is an energy provider headquartered in Hartford, Connecticut. The Company is a Connecticut corporation organized in 1848. At September 30, 1996, the Company employed 614 people. The principal business in which the Company has been engaged is the distribution, transportation and sale of natural gas in Hartford and 20 other cities and towns in central Connecticut and in Greenwich, Connecticut, fully subject to extensive regulation. Many aspects of this traditional business have changed or are expected to change as deregulation of the industry occurs. Latter sections of this document address these changes (See, for example, the sections entitled "Regulatory Matters" and "Competition."). The Company also provides unregulated energy-related products and services, primarily district heating and cooling. The Company's common stock is traded on the New York Stock Exchange, under the symbol CTG. Previously issued preferred stock is traded on the over-the-counter market.

     Consolidated gas operating revenues were $292,852,000 for the fiscal year ended September 30, 1996 and were derived approximately 52% from residential customers, 22% from commercial firm customers, 2% from industrial firm customers, 12% from interruptible customers, 11% from off-system sales and 1% from the aggregate of transportation of customer-owned gas and other gas-related revenues. There were $2,492,000 of revenues from sales to affiliated companies. The gas distribution business contributed 92% of consolidated revenues over the three fiscal years ending 1996. During the fiscal year ended September 30, 1996, the peak-day sendout of gas was 254,251,000 cubic feet which occurred on February 13, 1996.

     Segment information for all relevant periods is included in the Notes to the Financial Statements filed in Part II, Item 8 of this report.


     Proposed Holding Company
     ------------------------

     In November 1996, the Company announced its intention to reorganize under a holding company structure. Under the proposed restructuring, CTG Resources, Inc. would become the holding company for the regulated and unregulated businesses. Management believes that the proposed restructuring offers the best means of providing the Company with the increased flexibility which will be required to compete in the rapidly deregulated energy marketplace. Management intends to effect the restructuring in 1997, after receiving appropriate shareholder and DPUC approvals. Details of the proposed restructuring can be obtained from the CTG Resources, Inc. Prospectus/Proxy filed with the Securities and Exchange Commission under Form S-4 on November 15, 1996 (Commission File No. 333-16297).


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

     The Company's unregulated district heating and cooling businesses experience peak loads during the winter heating and summer cooling seasons. The Company's other unregulated energy products and services businesses are not subject to significant seasonal influences.


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

     The regulation of interstate sales of natural gas is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company is subject to the direct jurisdiction of the FERC for any off-system sales the Company makes in interstate commerce. The FERC regulates the Company's pipeline gas suppliers and transporters, and the Company closely follows and participates in numerous proceedings before FERC. Through a nonregulated subsidiary, TEN Transmission Company (TEN Transmission), the Company is a 4.87% equity partner in the Iroquois Gas Transmission System Limited Partnership (Iroquois) which is subject to regulation by FERC.


     Gas Supply
     ----------

     The Company's current gas supply contract portfolio reflects the results of a continuing supply diversification strategy. The purpose of such a strategy is to hold a secure, flexible, best cost gas supply portfolio, which allows the Company to respond quickly and appropriately as customer needs change.

     The Company purchases natural gas on a long-term and seasonal basis from producers and, when economics dictate, on a short-term basis in the spot market. Pipeline services purchased include firm and interruptible transportation service. Gas storage service in the northeast and in the southeast production area is purchased from both pipelines and storage contractors.

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

     LP-Air is a source of peak shaving supply to the Company. The Company has approximately 720,000 gallons of on-site propane storage which can produce the equivalent of approximately 8,208 MCF of natural gas per day.

     The following table details the Company's current gas supply contract portfolio:

                             CONNECTICUT NATURAL GAS CORPORATION
                             -----------------------------------
                            CURRENT GAS SUPPLY CONTRACT PORTFOLIO
                            -------------------------------------

                                                   MAXIMUM      MAXIMUM
                                                    DAILY       ANNUAL
                      RATE                        QUANTITY     QUANTITY      EXPIRATION
       SOURCE       SCHEDULE         TYPE          (MMBTU)      (MMBTU)         DATE
    ------------  -----------   --------------   -----------  -----------   -----------
         AGT         AFT-1      Transportation        87,030   26,925,332    1996-2004
         ANE         ANE-1          Supply            25,000    9,125,000       2007
         BGI          G-1           Supply             2,014      735,110       2003
        CNGT          FTNN      Transportation         6,340    2,314,100       2003
        CNGT         GSSTE          Storage           11,553    1,235,603       2006
        CNGT          GSS           Storage              607       66,755       2000
        IGTS         RTS-2      Transportation        25,000    9,125,000       2012
     Hattiesburg      N/A           Storage           10,000      100,000       2005
        NFGS          EFT       Transportation         1,915      698,975       1997
        NFGS          SS-1          Storage           11,258    1,238,400       1997
        NFGS          FSS           Storage            9,091    1,000,000       1999
        NFGS          FST       Transportation         8,964      986,040       1999
        TETCO         CDS       Transportation        30,000   10,950,000       2000
        TETCO         CDS       Transportation         1,495      545,675       2012
        TETCO         FT-1      Transportation        16,970    6,194,050       2000
        TETCO         FT-1      Transportation        10,571    3,858,415       2000
        TETCO        FSS-1          Storage              851       51,060       2012
        TETCO         SS-1          Storage           27,000    1,783,969       2004
        TETCO         SS-1          Storage              207       14,490       2012
         TGP          FT-A      Transportation        32,652   11,917,980       2000
         TGP          FT-A      Transportation        43,973   16,050,145    2000-2005
         TGP         SS-NE     Storage/Transport       6,174      555,702       2000
         TGP         FS-MA          Storage           13,826      610,003       2000
         TGP         CGT-NE     Transportation           802      292,730       2003
       Transco         FT       Transportation         1,877      685,105       2008




     Regulatory Matters
     ------------------


     In October 1995, the DPUC issued a final decision on the Company's April 1995 rate request. This decision allowed the Company to increase its rates $8,900,000 or 3.64%. This decision also allowed a rate of return on equity of 10.76% and provided for adequate recovery of all significant items deferred on the balance sheet, pending recovery, at September 30, 1995. In addition, the Company was allowed to defer, for consideration in future rate proceedings, expenses incurred above annual levels authorized in current rates for certain areas including: conservation expenses, economic development expenses and expenditures related to postretirement benefits. The treatment given these items in the rate order effectively reduces the impact of the shortfall between the rate relief requested and the amount which was granted in the final decision. New rates became effective on October 13, 1995.
     Also related to the above docket, and in response to the Department's generic review of gas industry unbundling and restructuring issues, the Company developed firm transportation rates for commercial and industrial customers. These rates, which became effective April 1, 1996, will enable the Company to offer firm transportation services to commercial and industrial customers who choose to buy gas from another supplier. The rates were developed such that the Company earns equivalent margins whether customers buy gas from the Company or merely utilize the Company's distribution system to transport their own purchased gas.

     In August 1996, the Company filed an application with the Department to reopen its 1995 rate case for the limited purpose of expanding firm transportation availability to multi-unit residential dwellings (ie, large apartment complexes) of six or more units. To this point transportation was only available to the Company's commercial and industrial customers. Adoption of this proposal will help the Company to compete in this market relative to alternate fuels. The DPUC is expected to rule on the application in the first quarter of fiscal 1997.

     The Local Gas Distribution Companies ("LDCs") pass on to firm customers any increases or decreases in gas costs from those reflected in tariff charges under purchased gas adjustment provisions ("PGA"). In February 1996, the Department initiated a review of the PGA. The purpose of the generic review is to determine the appropriateness of the PGA mechanism in light of emerging competition and the evolution of "unbundling" of services provided by LDCs and the pipelines. The three Connecticut LDCs participated in the proceeding. The Company filed testimony and exhibits in support of maintaining the PGA but modifying it to reflect pricing to specific classes of customers. A decision is expected to be issued by the DPUC in the second quarter of fiscal 1997.

     In August 1996, the Company filed a petition with the DPUC to rule on extending its meter test cycle program. Current regulation requires the Company to remove and test all meters that have been in the field for ten years. The Company has requested that this period be extended to twenty years, noting improved quality and accuracy in current metering technology. The DPUC has not yet issued a schedule in this docket.

     As discussed earlier, the Company is seeking to reorganize as a holding company. As a part of this process, the Company must obtain approval of its intent from the DPUC. Hearings were held in October 1996, and DPUC approval was received in a decision issued November 27, 1996.

     In August 1995, the DPUC initiated a management audit of the Company which was performed by an independent management consulting firm. A final report containing the firm's findings, conclusions and recommendations was issued in November 1996. The overall results of the findings are being reviewed by management. However, management does not expect any sigificant changes in operations or costs in order to implement the report's suggestions.


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

     Subsidiary Operations (Consolidated)
     ------------------------------------

     At September 30, 1996, consolidated subsidiaries of the Company included CNG Realty Corp. (CNGR) and The Energy Network, Inc. (TEN).

     CNGR, formed in 1977, is a single purpose corporation which owns the Operating and Administrative Center located on a 7-acre site in downtown Hartford, CT. This facility is leased to the Company. CNGR engages in no other business activity. At September 30, 1996, CNGR had an investment in plant of approximately $17,394,000 and no revenues from unaffiliated businesses for the year then ended.

     TEN was incorporated in 1982 and is an unregulated company engaged in the operations described in the following paragraphs. TEN and its wholly-owned subsidiary, The Hartford Steam Company (HSC), provide district heating and cooling (DHC) services to a number of large buildings in Hartford, CT. TEN's wholly-owned subsidiary, TEN Transmission (formerly ENI Transmission Company - a wholly-owned subsidiary of the Connecticut Natural Gas Corporation) owns the Company's share of Iroquois. ENServe, Incorporated (ENServe), a wholly-owned subsidiary of TEN, offers energy system operating and maintenance services. ENI Gas Services, Inc. (ENI
     Gas), a wholly-owned subsidiary of TEN, owns the Company's one-third interest in KBC Energy Services of New England. ENI's other nonregulated operating divisions offer energy equipment rentals, property rentals and financing services and own a 3,000 square foot building in Hartford, CT.

     TEN Transmission was formed in 1986 to own the Company's share of Iroquois. Iroquois operates a natural gas pipeline which transports Canadian natural gas into the states of New York, Massachusetts and Connecticut. In April 1996 the Company acquired an additional 2.47% ownership interest in Iroquois for an investment of approximately $5,200,000. The Company's total share of Iroquois is now 4.87%. At September 30, 1996, TEN Transmission's investment in Iroquois amounted to $8,884,000. The Company, together with all other partners in Iroquois, has entered into a Capital Contribution Support Agreement (agreement) to support a one-year, renewable letter of credit which was issued to Iroquois. TEN Transmission's support obligation under this agreement amounts to 4.87% of the outstanding principal on the letter of credit at any time and was approximately $1,600,000 at September 30, 1996. TEN Transmission recorded income of $1,121,000 related to Iroquois during fiscal 1996.

     HSC, incorporated in Connecticut in 1961, owns and operates a central production plant and distribution system for the processing and distribution of steam for heating and chilled water for cooling to a number of offices, stores and other large buildings in downtown Hartford, CT. HSC's investment in its plant and distribution system was approximately $41,532,000 as of September 30, 1996. Revenues were $15,984,000 for the fiscal year then ended, including $412,000 from affiliated companies.

     HSC chills its own water supply for district cooling. Through September 30, 1995, HSC purchased its steam supply for district heating and for the production of chilled water from two local cogeneration facilities. One steam facility was located on the Company's premises in Hartford, and was owned by an unrelated third party, the Hacogen Corporation (Hacogen). The steam supply agreement with Hacogen was terminated, effective September 30, 1995. In October 1995, HSC resumed producing more costly steam from its existing boilers which are located on the Company's premises and are currently providing adequate steam supply for customer requirements. The nonregulated operations are currently assessing the district heating and cooling operations to determine future cost control and operational options.

     The second steam supply facility is owned by the Downtown Cogeneration Associates Limited Partnership ("DCA"), which sells steam to HSC under a twenty-year contract. TEN is a 50% partner in the DCA with two unrelated third parties. The DCA owns and operates a four(4)-megawatt cogeneration facility on the roof of a downtown Hartford office complex. Electricity generated from this unit is sold to The Connecticut Light and Power Company under a twenty-year contract expiring in 2007. As of September 30, 1996, TEN had an investment in DCA of approximately $921,000. During fiscal 1996, TEN provided cogeneration management and consulting services to DCA. Fees earned for these services for the fiscal year ended September 30, 1996, were $162,000.

     The Capitol Area System (CAS) is a district heating and cooling system serving a section of the City of Hartford, CT. TEN owns the distribution system and purchases hot and chilled water from a third party. TEN also provides marketing services to this third party. TEN's investment in the CAS was approximately $16,948,000 as of September 30, 1996. Revenues were $4,845,000 for the fiscal year then ended, including $4,371,000 from sales of hot and chilled water, $82,000 from marketing services provided and $392,000 from affiliated companies.

     The energy equipment rentals division owns natural gas water heaters and natural gas conversion burners which it leases to customers in the residential market. TEN's investment in such rental equipment was approximately $1,608,000 as of September 30, 1996, and revenues were $635,000 for the fiscal year then ended. There were no revenues from affiliated companies.

     Through fiscal 1995, this division was gradually being phased out through attrition. During fiscal 1996 the unregulated operations reevaluated the equipment rentals opportunity and renewed efforts to market rentals of water heaters and conversion burners throughout the Company's service territory. In conjunction with this decision, the unregulated operations began to offer financing services for this and larger, commercial equipment, through a newly organized financing division. TEN's investment for equipment for the financing division was approximately $5,000 as of September 30, 1996. There were no revenues from financing operations for the fiscal year ended September 30, 1996.

     Through the last quarter of fiscal 1996, the property management operation owned and managed a 42,000 square foot building in Greenwich, CT. Approximately 50% of the building is occupied by the regulated gas operations of the Company as an operating and administrative center servicing the Greenwich area. The remaining 50% was leased to unaffiliated businesses. This property was sold to an unrelated party in the last quarter of fiscal 1996. Rental revenues were approximately $333,000 for the fiscal year ended September 30, 1996, including $318,000 from affiliated companies.

     ENServe offers energy system management services and energy conservation services to residential, commercial and industrial customers throughout Connecticut. ENServe's investment in its plant was approximately $152,000 as of September 30, 1996. Revenues were $1,571,000 for the fiscal year then ended. There were no revenues from affiliated companies.

     ENI Gas was formed to own the Company's interest in the KBC Energy Services of New England partnership ("KBC"). KBC markets natural gas supplies, other energy sources and energy management related services on a nonregulated basis to commercial and industrial end users, primarily in New England. As of September 30, 1996, ENI Gas had an investment in KBC of approximately $126,000.

     Competition
     -----------

     In recent years, the natural gas industry has undergone structural changes in response to Federal regulatory policy intended to increase competition. In 1992, FERC issued Order 636, which required all interstate gas pipelines to provide "unbundled," or separate, gas transportation and storage services and to discontinue their bundled merchant sales operations, which included the gas acquisition function. Similarly, the Company was required by the DPUC to offer firm transportation rate tariffs to nonresidential customers, which became effective April 1, 1996. The impact of the FERC Order 636 and the resulting deregulation of the gas industry has continued to heighten competition and has changed the nature of the Company's business.

     The Company has historically distributed and sold natural gas to its customers without substantial competition from other gas utilities, cooperatives or other providers of natural gas. The impact of industry deregulation at the local level, as a result of FERC Order 636, is increasing competitive pressures as other providers of gas seek opportunities to make gas sales to the Company's customers.

     The Company also competes with suppliers of oil, electricity, coal, propane and other fuels for cooking, heating, air conditioning and other purposes. Competition is greatest among the Company's large commercial and industrial customers who have the capability to use alternative fuels. The Company has attempted to minimize the volatile effect of this price-sensitive load through the use of flexible rate schedules which allow gas pricing to meet alternative-fuel competition; as oil prices fluctuate, so do the Company's revenues from this class of customers. Further, the transportation rate tariffs offered by the Company are designed to recover a margin on each transaction that is comparable to the margin that the Company would have received if it were making a bundled sale that included transportation services and the commodity.

     The Company's unregulated subsidiaries may compete with other unregulated entities in the provision of unregulated energy and other products and services to the Company's natural gas customers and to others.

     The unregulated operations own and operate district heating and cooling systems (collectively referred to as DHC) which distribute and sell steam, hot and chilled water to office complexes and other large buildings in the City of Hartford. Prior to the potential customer's selection of the heating and/or cooling technology to be used, DHC competes with suppliers of oil, electricity, coal, propane and natural gas. Once DHC has been selected, the competition from alternate fuels is diminished because of the cost of the equipment necessary to utilize an alternative fuel. However, both new and existing DHC customers may elect to install their own equipment rather than to be served by the Company's unregulated operations. At such time, the Company competes with providers of other fuels to supply the energy for the customer's DHC operation.


     Franchises
     ----------

     The Company holds franchises, granted by the Legislature of the State of Connecticut, and other consents which it considers to be valid and adequate to enable it to carry on its operations, substantially as now carried on, in each of the communities which it serves.

   ITEM 2. PROPERTIES
   ------------------

     At September 30, 1996, the Company owns gas distribution mains, a natural gas liquefaction plant, propane gas storage tanks, metering stations, gas service connections, meters, regulators and other equipment necessary for the operation of a gas distribution system. Substantially all of the Company's properties are subject to the lien of the Indenture of Mortgage and Deed of Trust securing its first mortgage bonds. The properties, in management's opinion, are maintained in good operating condition. The gas mains are located principally under public streets, roads and highways.

     TEN owns a distribution system located in the Capitol area of Hartford, CT for the distribution of hot water for heating and chilled water for cooling. This property was financed with industrial revenue, variable rate, tax exempt demand bonds secured by a letter of credit with a bank.

     The energy equipment rentals division of TEN owns water heaters and conversion burners which it leases to its customers in the residential market.

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


   ITEM 3. LEGAL PROCEEDINGS
   -------------------------

     In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against the Company and the State's two other LDCs, claiming that the LDCs engaged in unfair trade practices relating to customer service work. The action alleged that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. Previously, the LDC's claimed that the work was performed under a statutory exemption enacted in 1965 and amended in 1967. The Connecticut courts have recently upheld an administrative ruling against the LDCs' position.

     The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.

     In May 1996, Iroquois reached a settlement with State of New York and Federal authorities regarding certain environmental allegations asserted by them in 1992. The Company recognized the majority of its proportionate share of the $24,000,000 settlement in fiscal 1995 and anticipates no further material impact on its financial position or results of operations by reason of this settlement. Iroquois is a partnership of which the Company is a 4.87% owner.

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

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   -----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ending September 30, 1996.

   Executive Officers of the Registrant
   ------------------------------------
   All executive officers' terms of office are one year.

   Victor H. Frauenhofer                                    Age - 63
   Chairman and Chief Executive Officer and Director

     Business experience:
        1996 - Present  Chairman and Chief Executive Officer
        1991 - 1996     Chairman, President and Chief Executive Officer
        1987 - 1991     President and Chief Executive Officer
        1983 - 1987     President and Chief Operating Officer


   Arthur C. Marquardt                                      Age - 49
   President and Chief Operating Officer (effective December 1, 1996)

     Business experience:
        1996 - Present  President and Chief Operating Officer
        1992 - 1996     Senior Vice President - Gas Business Unit,
                            Long Island Lighting Company
        1991 - 1992     Vice President - Strategic Business Planning,
                            Long Island Lighting Company


   James P. Bolduc                                          Age - 47
   Executive Vice President and Chief Financial Officer

     Business experience:
        1996 - Present  Executive Vice President and Chief Financial Officer
        1993 - 1996     Senior Vice President - Financial Services
                            and Chief Financial Officer
        1992 - 1993     Vice President, Consumer Services
        1989 - 1991     Vice President, Distribution and Customer Service
        1987 - 1989     Vice President Corporate, Regulatory
                            and Customer Services
        1985 - 1987     Vice President Diversified Group


   Reginald L. Babcock                                      Age - 45
   Vice President - Administrative Services and General Counsel and Secretary

     Business experience:
        1996 - Present  Vice President - Administrative Services and General
                           Counsel and Secretary
        1993 - 1996     Vice President - Corporate Services and General Counsel
                            and Secretary
        1989 - 1993     Vice President, General Counsel and Secretary
        1985 - 1989     Secretary and Counsel
        1983 - 1985     Assistant Secretary and Counsel


   Wayne T. Jones                                           Age - 47
   Vice President - Corporate Development

     Business experience:
        1996 - Present  Vice President - Corporate Development
        1993 - 1996     Vice President - Planning and Corporate Development
        1992 - 1993     Assistant Vice President, Rates and Regulatory Affairs
        1989 - 1992     Director, Rates, Regulatory Planning and Conservation
        1988 - 1989     Director, Rates and Regulatory Planning
        1987 - 1988     Director, Revenue Requirements and Economic Evaluations
        1987 - 1987     Director of Administrative Services

   ------------------------------------

   Edna M. Karanian                                         Age - 36
   Vice President - Energy Procurement and Transportation

     Business experience:
        1996 - Present  Vice President - Energy Procurement and Transportation
        1993 - 1996     Assistant Vice President - Energy Planning and
                            Procurement
        1989 - 1993     Director - Energy Planning and Procurement


   Donald H. Ludington                                      Age - 60
   Vice President - Consumer Services

     Business experience:
        1996 - Present  Vice President - Consumer Services
        1993 - 1996     Executive Vice President and General Manager,
                            Energy Networks, Inc.
        1992 - 1993     Vice President and Chief Administrative Officer,
                            Energy Networks, Inc.
        1989 - 1992     Vice President, Energy Networks, Inc.
        1986 - 1989     Assistant Vice President, General Manager -
                            Greenwich Division
        1983 - 1986     Assistant Treasurer


   Anthony C. Mirabella,                                    Age - 56
   Vice President - Operations and Chief Engineer

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

                                      PART II



   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   -------------------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

     The Company's common stock is listed on the New York Stock Exchange. The high and low sales prices for each quarterly period during the years ended September 30, 1996 and 1995 were as presented in the table below. These prices are based on the New York Stock Exchange Quarterly Market Statistics report.


                           QUARTERLY COMMON STOCK PRICES
                           -----------------------------
                                  1996                       1995
                          --------------------       --------------------

     Fiscal Year            High         Low           High         Low
     ---------------       ------       ------        ------       ------

     First Quarter         25 1/8       21 5/8        25 1/4       21 7/8
     Second Quarter        24 1/2       22 3/4        24 5/8       21 1/4

     Third Quarter         24 5/8       21 7/8        25 1/4       21 3/4
     Fourth Quarter        24 1/4       22            22 1/2       21 1/4


     There were 9,772 record holders of the Company's common stock at November 1, 1996.

     Under Connecticut law, dividends may be paid out of unreserved and unrestricted retained earnings. Cash dividends are declared on the Company's common stock on a quarterly basis, and the total amount of dividends declared was $1.50 per share in 1996 and $1.48 per share in 1995. Under the most restrictive terms of the open-end indenture securing the Company's first mortgage bonds, as amended, retained earnings of $46,800,000 were available for dividends at September 30, 1996. Except for certain restrictions relating to the Company's classes of preferred stock as to which dividends and sinking fund obligations must be paid prior to the payment of common stock dividends, there are no other restrictions on the Company's present or future ability to pay such dividends. The Company expects that cash dividends will continue to be paid in the future.

   ITEM 6. SELECTED FINANCIAL DATA
   --------------------------------

     FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
     (Thousands of Dollars)

                                 1996     1995      1994      1993     1992
                                ------   ------    ------    ------   ------
   Operating revenues          $315,363  $275,185  $290,662 $265,337  $236,189

   Net income applicable
     to common stock           $ 18,932  $ 16,957  $ 17,637 $ 16,788  $ 15,197

   Earnings per share          $   1.87  $   1.71  $   1.85 $   1.76  $   1.75

   Total assets                $466,979  $465,039  $458,554 $444,585  $397,570

   Long-term obligations       $136,432  $150,390  $154,193 $137,984  $121,621

   Cash dividends declared
     per common share          $   1.50  $   1.48  $   1.48 $   1.46  $   1.44
   Dividend payout ratio           80.2%     86.6%     80.0%    83.0%     82.3%

   P/E ratio                         13        13        13       18        13

   Market price as a %
     of book value -
     year-end                     152.9%    146.8%    162.0%   225.6%    175.2%


   (Certain amounts for 1995 and prior years have been reclassified to conform with 1996 classifications.)

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996
       -----------------------------------------
       (Thousands of Dollars Except for Per Share Data)


       Connecticut Natural Gas Corporation ("the Company") is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. Unregulated energy-related products and services, including district heating and cooling, energy equipment rentals and financing and energy system management and operating services, are provided through wholly-owned subsidiaries.

       Net income applicable to common stock and earnings per share for the fiscal years ended September 30, 1996, 1995 and 1994 were $18,932 ($1.87), $16,957 ($1.71) and $17,637 ($1.85), respectively. Earnings for 1996 include a nonrecurring item: the proceeds from the sale of a building by the unregulated operations, equivalent to $.05 per share. Earnings in 1995 include two nonrecurring items: a gain of $.24 per share relating to a negotiated settlement for the termination of a steam supply contract and a charge of $(.05) per share in connection with the settlement of legal matters relating to the Company's interest in the Iroquois Gas Transmission System ("Iroquois"). Iroquois operates a natural gas pipeline which transports Canadian natural gas into New York, Massachusetts and Connecticut.

       An increase in natural gas rates granted to the Company by the Connecticut Department of Public Utility Control ("DPUC"), effective October 1995, and a significantly colder winter are the principal reasons for the higher earnings reported for fiscal 1996. Higher operating expenses and a higher effective income tax rate somewhat offset these benefits to earnings. Warmer winter heating season weather is the principal reason for the lower earnings recorded in fiscal 1995. Higher interest expense also reduced 1995 earnings, but the benefits of lower operating expenses and a lower overall effective income tax rate partially offset the negative impact to earnings. Other important contributing factors to all years include changes in the mix of sales, customer usage, the cost of natural gas and related profit margins.


       RESULTS OF OPERATIONS
       ---------------------

       New Rates Allowed by DPUC

       In October 1995 the DPUC issued a decision which allowed the Company to increase its rates $8,900 or 3.64%. This decision allowed a rate of return on equity of 10.76% and provided for recovery of all significant items that had been deferred pending recovery.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------

       Gas Operating Margin

       Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. The following table presents revenues, gas operating margin and gas commodity and transportation volumes for fiscal 1996, 1995 and 1994, respectively:

                                                           1996            1995            1994
                                                           ----            ----            ----

       Gas Revenues                                      $292,852        $254,006        $267,752
                                                         ========        ========        ========
       Gas Operating Margin                              $116,104        $103,267        $109,949
                                                         ========        ========        ========
       Commodity and Transportation
         Volumes (mmcf)
           Firm Gas Sales                                  23,911          21,361          24,260
           Interruptible Gas Sales                          8,614           8,554           8,463
           Off-System Gas Sales                            12,435          16,265           9,144
           Transportation Services                          4,336           7,695           7,325
                                                          -------         -------         -------
              Total                                        49,296          53,875          49,192
                                                          =======         =======         =======

       Significant changes in weather dramatically impact the contribution to operating margin by the firm and interruptible customer classes, due to required changes in overall throughput mix among the various customer classes and the different per-unit margin contributed by each customer class. Firm sales contribute the highest per-unit operating margin of all customer classes.

       New, higher firm rates, approved by the DPUC effective October 1995, together with significantly colder winter weather, resulted in the higher gas operating margin earned in fiscal 1996.

       Warmer weather during the fiscal 1995 heating season resulted in lower use per customer and reduced sales and operating margin, especially from the firm class of customers.

       Margin earned above a prescribed target level on interruptible sales is refunded to firm ratepayers, as directed by the DPUC. The October 1995 rate decision increased the margin sharing target to the current DPUC prescribed level of $8,834. A lower level of interruptible margins was subject to refund to firm customers during fiscal 1996. Higher interruptible margins were subject to refund during fiscal 1995.

       Off-system sales permit the Company to market short-term gas supplies and transportation services by contract with customers nationwide (See "Competitive Environment"). However, these sales volumes contribute the smallest per-unit operating margin. The significance of the off-system sales program is that the Company acts as an independent marketer of natural gas and transportation, enabling the Company to generate operating margin from a source not restricted by the capacity of the Company's own distribution system or curtailment limitations driven by system demand. The October 1995 DPUC rate decision established a sharing mechanism (i.e., 85% of margin earned is refunded to firm ratepayers) for off-system sales, effective in fiscal 1996.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------


       Off-system sales are lower in fiscal 1996 for two reasons. During the colder winter the Company chose to be more conservative and selective in its off-system sales, pursuing opportunities for better contributions to margin rather than higher volume sales. In the summer months the Company first used available gas supplies to fill storage facilities in preparation for the coming winter before offering available supply for off-system sales.

       Transportation services, which are sold under per-unit operating margins comparable to those earned on similar gas sales, have contributed to overall operating margins each year. The decrease in transportation throughput from 1995 to 1996 reflects the September 30, 1995 closing of the Hacogen cogeneration facility, which provided steam, under contract, to the unregulated operations.


       Operating and Maintenance Expenses

       The October 1995, rate decision allowed the Company to recover certain expenses that had been previously deferred pending the outcome of the rate proceedings. Because of these additional amortizations and increases in certain other expense categories, higher operations and maintenance expenses were recorded in fiscal 1996. Increases were recorded in the categories of wages and salaries, pension costs, employee benefits, conservation program expenses, insurance-related costs, regulatory commission and rate proceedings expenses and outside purchased services. The colder fiscal 1996 winter also resulted in increased bad debt costs related to the higher sales. These increases were somewhat offset by lower costs incurred for computer hardware rentals and maintenance, because of renegotiated contracts, and margins generated from service contract activity.

       The Company announced a second voluntary early retirement program ("VERO") in September 1996 and 16 employees accepted retirement effective December 1, 1996. The approximately $400 of expenses associated with this program were recognized by the Company in the fourth quarter of fiscal 1996. The VERO resulted in an overall 1.5 percent reduction in the total workforce.

       Lower overall operating and maintenance expenses were recorded in fiscal 1995. Lower costs were recognized in the areas of labor, because of the reduction in the nonunion workforce accomplished in 1994 through a VERO, bad debt expense, because of fewer sales due to the warmer weather, computer rental and maintenance fees, because of renegotiated contracts, employee benefits and pension expenses, because of the absence of additional one-time expenses recorded in 1994 related to the VERO, and outside purchased services. Several other expense items were lower in 1995 because of the absence of write-offs taken in 1994 to recognize deferred expenses disallowed in the December 1993 DPUC rate decision. These benefits to operating and maintenance expenses were somewhat offset by higher union wages and benefits, from renegotiated contracts, and higher corporate insurance expenses.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------

       Income Taxes

       The overall effective income tax rate was higher in fiscal 1996 due to the on-going turn around of flow-through book tax depreciation differences on older plant and the absence of cost of removal deductions taken during 1995. These higher taxes were considered in the determination of the Company's rates in the October 1995 rate decision.

       The Company's overall effective tax rate declined from 1994 to 1995, due to additional flow-through tax deductions relating to costs of removal and a major capitalized information system.

       In October 1994 the Company received formal approval from the Internal Revenue Service ("IRS") to deduct, for tax purposes, current as well as certain prior incurred cost of removal expenses associated with retirements of plant and equipment. During fiscal 1995 and 1994 the Company recorded income tax benefits of $1,973 ($.20) and $444 ($.05), respectively, related to prior years' cost of removal expenses allowed by the IRS.


       Depreciation

       The increase in depreciation reflects the Company's continued investment in depreciable plant. Plant costs continue to increase year to year because of price increases for goods and services and higher per-unit internal costs associated with the installation of new and replacement of existing distribution system mains and services.


       Other Income/(Deductions)

       Nonrecurring income of $892 relates to the unregulated operations' sale of land and a building in August 1996. The net after tax gain was $515, equivalent to $.05 per share. Aside from this item, more Other Income was recorded in fiscal 1996 from interest income earned by the investment of available cash balances and lower executive insurance costs realized from the reconfiguration of certain plans. This higher income was partially offset by increased promotional expenses and additional costs related to the termination of the Company's regulated propane service program.

       Two nonrecurring items were recorded in fiscal 1995: a one-time, after tax benefit of $2,379, equivalent to $.24 per share, from the termination of a steam supply agreement by the unregulated operations, and a charge of $500, or $(.05) per share, to reflect the Company's proportionate share of expenses in connection with legal matters related to Iroquois. Aside from these nonrecurring items, the higher level of Other Income was recorded in 1995 over 1994 principally because of lower promotional advertising expenses associated with certain specific programs which were completed in 1994 and more income from merchandise sales. These benefits were partially offset by costs associated with the termination of the Company's regulated propane service program.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------


       Interest and Debt Expense

       Overall, interest expense was lower in fiscal 1996 and higher in 1995. Less interest on long-term debt in fiscal 1996 reflects lower long-term debt outstanding, as a result of scheduled sinking fund repayments, and lower average interest rates on variable rate long-term debt. Long-term debt interest increased from 1994 to 1995, because of additional debt issued to fund construction expenditures.

       Other interest relates primarily to interest on short-term borrowings and interest associated with pipeline refunds and deferred gas costs. Short-term interest fluctuated as a result of changes in interest rates, short-term cash requirements and conversions to long-term debt. Only limited seasonal short-term borrowings were needed in both 1996 and 1995 because of available cash from operations. In fiscal 1996 this resulted from higher collections through the purchased gas adjustment ("PGA"), which will ultimately be refunded to customers, and available cash on hand for working capital from the issue of common stock in June 1996.
       In fiscal 1996, the Company recorded additional interest expense related to merchandise receivables and transition costs.

       In fiscal 1995 the proceeds from the October 1994 issue of common stock and refunds received from natural gas pipeline companies provided additional cash for working capital. Also, short-term borrowing activity, during 1995, was conducted at lower interest rates than in 1994. However, higher interest related to the pipeline refunds and deferred gas costs offset the benefits of short-term debt interest.


       Earnings from Unregulated Operations

       The Company's unregulated operations include the Connecticut Natural Gas Corporation's wholly-owned unregulated subsidiary: The Energy Network, Inc. ("TEN"), formerly Energy Networks, Inc., and TEN's wholly-owned subsidiaries: The Hartford Steam Company ("HSC"), ENI Gas Services, ENServe, and TEN Transmission Company ("TEN Transmission"), formerly ENI Transmission Company. TEN's Capitol Area Systems division and HSC provide district heating and cooling ("DHC") services to a number of large buildings in Hartford, CT. TEN Transmission owns the Company's share of Iroquois. ENServe offers energy system operating and maintenance services. ENI Gas owns the Company's one-third interest in KBC Energy Services of New England ("KBC"). TEN's other unregulated operating divisions offer energy equipment rentals, property rentals and financing services.

       TEN's contribution to net income was $.35, $.49 and $.35 per share in 1996, 1995 and 1994, respectively. The $.35 earned in 1996 includes $.05 from the sale of a building and land, and the $.49 earned in 1995 includes $.24 per share from a negotiated settlement for the termination of a steam supply contract (See "Other Income/(Deductions)").

       Equity in partnership earnings increased from year to year and primarily reflects the income contribution from the Company's interest in Iroquois, which increased from 2.40% to 4.87% during fiscal 1996 (See "Investing Activities"). The earnings per share impact from equity investments was $.12, $.06 and $.05 in 1996, 1995 and 1994, respectively.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------


       Earnings from all other unregulated operations, combined, were lower in fiscal 1996. DHC operations have incurred higher operations and maintenance expenses for produced steam. The impact of these costs was somewhat offset by higher winter season steam and hot water sales, as a result of the colder weather, and lower average interest rates on variable rate long-term debt. Initial operating losses related to energy system operating and maintenance services and to the Company's equity in KBC's first-year losses also lowered earnings from general unregulated operations in 1996.

       The lower contribution from operations in fiscal 1995 reflects the combined impacts of lower steam and chilled water customer load, due to weather. These were partially offset by higher hot water sales from additional customer load. Higher interest rates on variable rate long-term debt, start-up expenses related to the establishment of two new unregulated ventures and higher expenses related to equipment rentals also reduced the unregulated operations' contribution to net income in 1995.


       Steam Supply

       Through fiscal 1995 one of the unregulated operations' suppliers of steam was a cogeneration facility located on the Company's premises and owned by an unrelated third party, the Hacogen partnership ("Hacogen"). The steam supply agreement with Hacogen was terminated, effective September 30, 1995, to the mutual satisfaction of both parties. According to the terms of the negotiated settlement, the unregulated operations received consideration of $9,519, representing the payment of all past due amounts owed by Hacogen and certain additional amounts as a result of the contract termination: $4,967 was received as of September 30, 1995, and the balance was received in December 1995. The 1995 pretax, nonrecurring income related to this settlement was $4,124.

       In October 1995, the unregulated operations resumed producing more costly steam from the existing boilers which are located on the Company's premises and are currently providing adequate steam supply for customer requirements. The unregulated operations are reassessing the district heating and cooling operations to determine future cost control and operational options.


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

       Cash flows from operations have generally been sufficient to satisfy the unregulated operations' cash requirements. Existing credit lines are used to balance seasonal variations in available cash resources.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------

       Cash Flows from Operating Activities

       The cost of gas and volumes of gas sold are the principal factors which influence cash flows from operations from year to year. The price of natural gas impacts the amount of purchased gas costs subject to refund or recovery through the PGA. The volumes of gas sold magnify the impact of changing prices.

       Cash flows from operations funded both investing and financing activities in both fiscal 1996 and 1995. In 1994 cash flows from operations together with cash flows from financing activities satisfied the needs for cash for investing activities (i.e., to finance construction expenditures).

       Fiscal 1996 cash flows from operations represent the benefits of higher rates and higher operating margins. Cash flows from operations were lower than 1995, because of the absence, in 1996, of the large amount of natural gas pipeline refunds that were received in 1995. Such refunds result from pipeline regulatory activity at the federal level and are not in the control of the Company. The proceeds from the June 1996 issue of Common Stock were used by the regulated operations to fund the current year's construction program and for other general working capital purposes, reducing the need for short-term financing.

       Cash flows from operations were higher in 1995, primarily because of the receipt and retention of natural gas pipeline refunds. The DPUC allowed the Company to retain approximately $16,000 of these refunds to offset Federal Energy Regulatory Commission ("FERC") Order No. 636 transition costs and certain accounts receivable amounts forgiven for hardship customers. Other refunds are ultimately returned to customers as reductions to their bills but provide temporary working capital for the regulated gas operations. The proceeds from the October 1994 issue of Common Stock were used by the regulated operations to reduce short-term debt, to permanently finance construction expenditures, and for working capital in fiscal 1995. These needs would otherwise have been met by cash from operations or by additional short-term financing.


       Investing Activities

       Construction expenditures in 1996, 1995 and 1994 were $24,281, $26,839 and $27,859, respectively. The Company estimates its construction expenditures for fiscal 1997 to be approximately $25,400 for the regulated gas operations. The future anticipated construction programs for the gas operations include an accelerated replacement program for certain cast iron and bare steel pipe in the natural gas distribution system. Other construction expenditures from 1997 to 1998 include $2,200 for compliance with Clean Air Act requirements for the unregulated operations. The Company plans to fund capital expenditures and other commitments through a combination of sources.

       As previously noted, the Company acquired an additional 2.47% ownership interest in Iroquois for an investment of approximately $5,200 with funds from a combination of various sources.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------

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

       In July 1996 Moody's Investor Services upgraded the rating of the Company's unsecured Medium Term Notes ("MTNs") to A3 from Baa1. The Company has $55,000 of MTNs available for future issue under an existing long-term placement program.

       In June 1996 the Company sold 700,000 shares of its $3.125 Par Common Stock at $23.25 per share. The Company received net proceeds of $15,557 which were added to working capital and used by the regulated operations to fund the current year's construction program and general operations.

       In October 1994 the Company sold 392,200 shares of its $3.125 Par Common Stock at $22.75 per share. The Company received net proceeds of $8,474 which were used by the regulated operations to retire existing short-term borrowings and for working capital.

       The Company's $20,000 revolving credit agreement with a large regional bank was extended during 1996 until March 31, 1997.

       One of the Company's lines of credit with a bank, for $9,000, was extended in 1996 to February 1997.


       Restrictive Covenants

       Under the most restrictive terms of the indenture securing the Company's First Mortgage Bonds, retained earnings of $46,800 are available for dividends at September 30, 1996. Dividends paid on common and preferred stock in fiscal 1995 were $15,500. The Company is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.


       Environmental Matters

       In the ordinary course of business, the Company may incur costs to clean up environmental contaminants related to natural gas activity. In those instances the Company expects that the remediation costs will be recoverable in rates. In the opinion of management, any existing environmental issues will not be significant to the future financial condition or results of operations of the Company.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------

       FERC Order No. 636

       The Company began to be billed for transition costs associated with FERC Order No. 636 from its pipeline suppliers in June 1993. Through September 30, 1996 the Company has paid and recovered from ratepayers $12,142 of an estimated $15,000 of transition costs.

       In the opinion of management, the DPUC has allowed the Company a sufficient number of recovery mechanisms to provide for the full recovery of its estimated transition cost liability. For this reason, management believes that FERC Order 636 transition costs will not have a material impact on the Company's financial condition or results of operations.


       Competitive Environment

       The natural gas industry is undergoing structural changes in response to Federal regulatory policy intended to increase competition. In 1992, FERC issued Order 636, which required all interstate gas pipelines to provide "unbundled" gas transportation and storage services and to discontinue their bundled merchant sales operations, which included the gas acquisition function. The impact of the FERC Order 636 deregulation of the gas industry has continued to heighten competition and has changed the nature of the Company's business.

       In the past, the three segments of the natural gas industry had defined roles and relationships. Producers explored, drilled for and processed natural gas. The pipelines purchased natural gas from the producers and transported it to local gas distribution companies ("LDCs"). The LDCs purchased the gas and transportation services from the pipeline companies.

       In response to the FERC Order 636, in August 1995, the DPUC issued a decision ordering Connecticut LDCs to unbundle certain segments of their gas services. The DPUC approved firm transportation rates for commercial and industrial customers, effective April 1, 1996. With the implementation of these new rates for transportation service, the Company's commercial and industrial natural gas customers have an opportunity to purchase natural gas directly from producers or marketers. The Company, and the other Connecticut LDCs, thus have become natural gas transporters and compete with each other and with other gas marketers and providers for the sale of natural gas to such customers.

       While the above has provided the opportunity for the Company to service and supply large commercial and industrial customers outside of its franchise area, it has also allowed other gas service companies to have access to the Company's customers within its service territory. However, when the Company's customers purchase their gas from other suppliers, the Company's distribution system will deliver their supplies, for which the Company receives a fee.

       The Company's unregulated operations have been subject to the slow economic conditions in the Hartford, Connecticut area. The district heating and cooling operations have had to produce more costly steam as a result of the 1995 termination of a steam supply contract. These factors may adversely affect the Company's district heating and cooling operations' ability to maintain steam, hot and chilled water rates at current levels.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (continued)
       ----------------------------------------------------

       Regulatory Proceedings

       The LDCs pass on to firm customers any increases or decreases in gas costs from those reflected in tariff charges under a PGA. During fiscal 1996, the DPUC initiated a review of the need to continue PGA accounting for gas costs for all LDCs. The review was prompted by the partial restructuring and the offering of unbundled transportation services that began in fiscal 1996. The LDCs' position is that the PGA should not be eliminated because it protects the ratepayers and shareholders from fluctuations in the market price of gas. A decision is expected by the second quarter of fiscal 1997. Management cannot predict the outcome of this proceeding and cannot predict the impact, if any, to its future results of operations and financial condition.


       Legal Proceedings

       In May 1996, Iroquois reached a settlement with State of New York and Federal authorities regarding certain environmental allegations asserted by them in 1992. The Company recognized the majority of its proportionate share of the $24,000 settlement in fiscal 1995 and anticipates no further material impact on its financial position or results of operations by reason of this settlement.

       In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against the Company and the State's two other LDCs, claiming that the LDCs engaged in unfair trade practices relating to customer service work. The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.

       The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.


       Effects of Regulation

       The Company's natural gas distribution business is subject to cost-of-service regulation by the DPUC. Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (See Note 1 to the Financial Statements).

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1996 (concluded)
       ----------------------------------------------------

       Other Tax Matters

       The Company has several on-going state tax issues which are being reviewed. In the opinion of management, the outcome of these issues will not be significant to the financial condition or results of operations of the Company.


       Proposed Holding Company

       In November 1996, the Company announced its intention to reorganize under a holding company structure. Under the proposed restructuring, CTG Resources, Inc. would become the holding company for the regulated and unregulated businesses. Management believes that the proposed restructuring offers the best means of providing the Company with the increased flexibility which will be required to compete in the rapidly deregulated energy marketplace. Management intends to effect the restructuring in 1997, after receiving appropriate shareholder and DPUC approvals. A decision approving the restructuring was received from the DPUC in November 1996.


       NEW ACCOUNTING STANDARDS

       In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement requires that long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of any asset may not be recoverable. The adoption of SFAS No. 121 is required in fiscal 1997. However, based upon current analyses and assumptions, the Company does not expect that the adoption will have a material impact on its financial condition or results of operations.


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

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       ----------------------------------------------------

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ----------------------------------------


       To the Stockholders and The Board of Directors of Connecticut Natural Gas Corporation:


       We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Connecticut Natural Gas Corporation (a Connecticut Corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, common stock equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Natural Gas Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

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





                                                    S/ Arthur Andersen LLP
                                                -------------------------------
                                                      (ARTHUR ANDERSEN LLP)


       Hartford, Connecticut
       November 4, 1996

                                      Consolidated Balance Sheets
                                      September 30, 1996 and 1995
                                        (Thousands of Dollars)

                                                Assets


                              Assets                                  1996           1995
                                                                      ----           ----
   Plant and Equipment:
      Plant in service                                             $ 464,377      $ 451,843
      Construction work in progress                                    6,417          3,564
                                                                   ---------      ---------
                                                                     470,794        455,407
      Less-Allowance for depreciation                                145,042        133,314
                                                                   ---------      ---------
                                                                     325,752        322,093
                                                                   ---------      ---------
   Investments, at equity                                              9,914          5,743
                                                                   ---------      ---------
   Current Assets:
      Cash and cash equivalents                                        8,515          3,042
      Accounts receivable (less allowance for
        doubtful accounts of $4,819 in 1996
        and $4,590 in 1995)                                           25,033         26,914
      Accrued utility revenue                                          4,180          5,093
      Inventories                                                     15,968         14,511
      Prepaid expenses                                                10,920          6,095
                                                                   ---------      ---------
           Total Current Assets                                       64,616         55,655
                                                                   ---------      ---------
   Other Assets:
      Unrecovered future taxes                                        44,812         51,634
      Recoverable transition costs                                     2,858          4,636
      Other assets                                                    19,027         25,278
                                                                   ---------      ---------
           Total Other Assets                                         66,697         81,548
                                                                   ---------      ---------
                                                                   $ 466,979      $ 465,039
                                                                   =========      =========



  The accompanying notes are an integral part of these consolidated financial statements.

                                Consolidated Balance Sheets (Concluded)
                                      September 30, 1996 and 1995
                                        (Thousands of Dollars)

                                    Capitalization and Liabilities


                  Capitalization and Liabilities                      1996           1995
                                                                      ----           ----
   Capitalization (see accompanying statements):
      Common stock equity                                          $ 168,882      $ 150,111
      Preferred stock, not subject to
         mandatory redemption                                            899            904
      Long-term debt                                                 136,432        150,390
                                                                   ---------      ---------
                                                                     306,213        301,405
                                                                   ---------      ---------
   Current Liabilities:
      Current portion of long-term debt                               13,968          3,921
      Notes payable and commercial paper                                   -          4,200
      Accounts payable and accrued expenses                           40,721         46,341
      Refundable purchased gas costs                                   6,012          2,300
      Accrued taxes                                                        -          2,021
      Accrued interest                                                 4,479          4,518
                                                                   ---------      ---------
           Total Current Liabilities                                  65,180         63,301
                                                                   ---------      ---------
   Deferred Credits:
      Deferred income taxes                                           40,011         37,985
      Unfunded deferred income taxes                                  44,812         51,634
      Investment tax credits                                           3,203          3,423
      Refundable taxes                                                 3,445          3,365
      Other                                                            4,115          3,926
                                                                   ---------      ---------
           Total Deferred Credits                                     95,586        100,333
                                                                   ---------      ---------
   Commitments and Contingencies
                                                                   ---------      ---------
                                                                   $ 466,979      $ 465,039
                                                                   =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                   Consolidated Statements of Income
                         For the Years Ended September 30, 1996, 1995 and 1994
                           (Thousands of Dollars Except for Per Share Data)

                                                             1996            1995           1994
                                                             ----            ----           ----

   Operating Revenues                                     $ 315,363       $ 275,185      $ 290,662
   Less:  Cost of energy                                    175,175         147,764        155,547
          State gross revenues tax                           11,710          11,296         11,863
                                                          ---------       ---------      ---------
   Operating Margin                                         128,478         116,125        123,252
                                                          ---------       ---------      ---------
   Operating Expenses:
      Operations                                             49,640          45,311         48,361
      Maintenance                                             8,615           7,917          7,683
      Depreciation and amortization                          17,765          16,977         15,507
      Income taxes                                           14,364           9,430         13,353
      Local property taxes                                    5,277           5,148          5,259
      Other taxes                                             2,313           2,183          2,177
                                                          ---------       ---------      ---------
                                                             97,974          86,966         92,340
                                                          ---------       ---------      ---------
   Operating Income                                          30,504          29,159         30,912
                                                          ---------       ---------      ---------
   Other Income/(Deductions),
      net of income taxes:
      Allowance for equity funds used
        during construction                                     144             106             21
      Equity in partnership earnings                          2,037           1,032            868
      Other income/(deductions)                                 248            (872)        (1,007)
      Nonrecurring items                                        892           3,624              -
      Income taxes                                           (1,115)         (1,839)          (113)
                                                          ---------       ---------      ---------
                                                              2,206           2,051           (231)
                                                          ---------       ---------      ---------
   Interest and Debt Expense, net:
      Interest on long-term debt                             11,825          12,158         10,997
      Other interest                                          1,585           1,650          1,573
      Allowance for borrowed funds used
        during construction                                     (96)            (70)           (14)
      Amortization of debt expense                              401             453            422
                                                          ---------       ---------      ---------
                                                             13,715          14,191         12,978
                                                          ---------       ---------      ---------
   Net Income                                                18,995          17,019         17,703

   Less-Dividends on Preferred Stock                             63              62             66
                                                          ---------       ---------      ---------
   Net Income Applicable to Common Stock                  $  18,932       $  16,957      $  17,637
                                                          =========       =========      =========

    The accompanying notes are an integral part of these consolidated financial statements.

                             Consolidated Statements of Income (Concluded)
                         For the Years Ended September 30, 1996, 1995 and 1994
                           (Thousands of Dollars Except for Per Share Data)

                                                             1996            1995           1994
                                                             ----            ----           ----

   Net Income Applicable to Common Stock                  $  18,932       $  16,957      $  17,637
                                                          =========       =========      =========

   Average Common Shares Outstanding
      During the Period                                  10,146,932       9,926,980      9,539,695
                                                         ==========       =========      =========

   Income Per Average Share of
      Common Stock                                        $    1.87       $    1.71      $    1.85
                                                          =========       =========      =========

   Dividend Per Share of Common Stock                     $    1.50       $    1.48      $    1.48
                                                          =========       =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                 Consolidated Statements of Cash Flows
                         For the Years Ended September 30, 1996, 1995 and 1994
                                        (Thousands of Dollars)

                                                               1996         1995         1994
                                                               ----         ----         ----

   Cash Flows from Operations:                               $ 39,175     $ 53,415     $ 25,708
                                                             --------     --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                                    (24,281)     (26,839)     (27,859)
      Other investing activities                               (1,338)        (395)      (2,669)
                                                             --------     --------     --------
      Net cash used in investing activities                   (25,619)     (27,234)     (30,528)
                                                             --------     --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                          (15,491)     (14,761)     (14,184)
      Issuance of common stock                                 15,557        8,474            -
      Other stock activity, net                                   (38)          (5)        (763)
      Issuance of long-term debt                                    -            -       20,000
      Principal retired on long-term debt                      (3,911)      (3,673)      (4,653)
      Short-term debt                                          (4,200)     (14,300)       4,000
                                                             --------     --------     --------
      Net cash provided (used) by
         financing activities                                  (8,083)     (24,265)       4,400
                                                             --------     --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                          5,473        1,916         (420)
   Cash and Cash Equivalents at
      Beginning of Year                                         3,042        1,126        1,546
                                                             --------     --------     --------
   Cash and Cash Equivalents at
      End of Year                                            $  8,515     $  3,042     $  1,126
                                                             ========     ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.

                           Consolidated Statements of Cash Flows (Concluded)
                         For the Years Ended September 30, 1996, 1995 and 1994
                                        (Thousands of Dollars)

                                                               1996         1995         1994
                                                               ----         ----         ----
   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                                 $ 18,995     $ 17,019     $ 17,703
                                                             --------     --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                         17,909       17,216       16,296
         Provision for uncollectible
           accounts                                             4,600        4,886        6,582
         Deferred income taxes, net                             1,886          897        8,538
         Equity in partnership earnings                        (2,037)      (1,032)        (868)
         Cash distributions received from
           investments                                          2,061          336          492
      Changes in assets and liabilities:
         Accounts receivable                                   (1,640)      (5,571)      (9,047)
         Accrued utility revenue                                  913       (1,379)         918
         Inventories                                           (1,457)       3,815        2,087
         Purchased gas costs                                    3,712        6,069       (7,527)
         Prepaid expenses                                      (4,825)       4,012       (6,728)
         Accounts payable and accrued expenses                 (5,902)       7,671         (927)
         Other assets/liabilities                               4,960         (524)      (1,811)
                                                             --------     --------     --------
           Total adjustments                                   20,180       36,396        8,005
                                                             --------     --------     --------
      Net cash provided by
         operations                                          $ 39,175     $ 53,415     $ 25,708
                                                             ========     ========     ========



   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest                                               $ 12,193     $ 12,446     $ 11,291
                                                             ========     ========     ========
      Income taxes                                           $ 17,633     $  8,967     $  9,972
                                                             ========     ========     ========




      The accompanying notes are an integral part of these consolidated financial statements.

                               Consolidated Statements of Capitalization
                                      September 30, 1996 and 1995
                                        (Thousands of Dollars)
                                                                             1996          1995
                                                                             ----          ----

   Common Stock Equity:
      Common stock, $3.125 par value, authorized
        20,000,000 shares, issued 10,634,496 shares
        in 1996 and 9,934,496 shares in 1995,
        outstanding 10,620,439 shares in 1996 and
        9,931,279 shares in 1995                                           $ 33,233      $ 31,045
      Capital in excess of par value                                         87,387        74,018
      Retained earnings                                                      49,026        45,522
                                                                           --------      --------
                                                                            169,646       150,585
                                                                           --------      --------
      Less:  Unearned compensation - restricted
               stock awards                                                    (312)         (371)
             Treasury stock, 14,057 shares in 1996 and
              3,217 shares in 1995                                             (452)         (103)
                                                                           --------      --------
                                                                            168,882       150,111
                                                                           --------      --------

   Preferred Stock, Not Subject to Mandatory
      Redemption:
      $3.125 par value, 8%, noncallable, authorized
        913,832 shares in 1996 and 915,204 shares
        in 1995, issued and outstanding 138,360 shares
        in 1996 and 139,732 shares in 1995, entitled to
        preference on liquidation at $6.25 per share                            432           437

      $100 par value, callable, authorized 9,999,631
        shares in 1996 and 9,999,634 shares in 1995
        6% Series B, issued and outstanding 4,667
        shares in 1996 and 4,670 shares in 1995                                 467           467
                                                                           --------      --------
                                                                                899           904
                                                                           --------      --------
   Long-Term Debt:
      First Mortgage Bonds -
        8.8% to 9.16%, due 2001 to 2004                                      28,000        30,000
      Industrial Revenue Demand Bonds -
        1986 and 1988 series,
        weighted average interest rate of
        3.589% in 1996 and 3.857% in 1995, due 2006                          12,100        12,800
      First Mortgage Notes -
        10.5%, due 2010                                                         999         1,030
      Secured Notes -
        9.32%, due 1999                                                          10             -
        6.89%, due 2010                                                      13,510        14,075
      Secured Term Note, 10.72%, due 1997                                       781         1,406
      Unsecured Medium Term Notes -
        6.48%, due 1997                                                      10,000        10,000
        7.61% to 7.82%, due 2002 to 2004                                     20,000        20,000
        6.85% to 8.12%, due 2012 to 2014                                     30,000        30,000
        8.96% to 9.1%, due 2016 to 2017                                      30,000        30,000
        8.49%, due 2024                                                       5,000         5,000
      Less - Current Maturities                                             (13,968)       (3,921)
                                                                           --------      --------
                                                                            136,432       150,390
                                                                           --------      --------
                                                                           $306,213      $301,405
                                                                           ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            Consolidated Statements of Common Stock Equity
                         For the Years Ended September 30, 1996, 1995 and 1994
                             (Thousands of Dollars Except for Share Data)

                                  Common Stock
                               --------------------   Capital in
                                 Number of      Par   Excess of  Treasury    Unearned     Retained
                                  Shares       Value  Par Value    Stock   Compensation   Earnings
                                ----------    ------- ---------- --------  ------------   ---------
   Balance at September 30,
     1993                        9,542,296    $29,820   $66,915    $    -      $   (157)    $39,744
     Net income after
      preferred dividends                -          -         -         -             -      17,637
     Purchase of restricted
      stock awards                       -          -         -         -          (728)          -
     Amortization and
      adjustment of
      restricted shares             (3,217)         -      (258)     (103)          728           -
     Dividends                           -          -         -         -             -     (14,117)
                                ----------    -------   -------    ------        ------    --------
   Balance at September 30,
     1994                        9,539,079     29,820    66,657      (103)         (157)     43,264
     Public offering               392,200      1,225     7,249         -             -           -
     Net income after
      preferred dividends                -          -         -         -             -      16,957
     Amortization and
      adjustment of
      restricted shares                  -          -       112         -          (214)          -
     Dividends                           -          -         -         -             -     (14,699)
                                ----------    -------   -------    ------        ------    --------
   Balance at September 30,
     1995                        9,931,279     31,045    74,018      (103)         (371)     45,522
     Public offering               700,000      2,188    13,369         -             -           -
     Net income after
      preferred dividends                -          -         -         -             -      18,932
     Purchase of restricted
      stock awards                       -          -         -         -           (33)          -
     Amortization and
      adjustment of
      restricted shares            (10,840)         -         -      (349)           92           -
     Dividends                           -          -         -         -             -     (15,428)
                                ----------    -------   -------    ------        ------    --------
   Balance at September 30,
     1996                       10,620,439    $33,233   $87,387    $ (452)       $ (312)    $49,026
                                ==========    =======   =======    ======        ======    ========





   The accompanying notes are an integral part of these consolidated financial statements.

   NOTES TO FINANCIAL STATEMENTS
   (In thousands of dollars, except per share amounts)
   September 30, 1996


   1.  Summary of Significant Accounting Policies:

   Principles of consolidation-

   The consolidated financial statements represent the Connecticut Natural Gas Corporation ("the Company"), including its wholly-owned unregulated subsidiaries: The Energy Network, Inc. ("TEN"), formerly Energy Networks, Inc., and CNG Realty Corp. ("CNGR"). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentations.


   Use of estimates-

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   Revenues-

   Revenues are recorded based on the amount of product delivered to customers through the end of the accounting period. Regulated gas operations revenues are based on rates authorized by the Connecticut Department of Public Utility Control ("DPUC").

   The Company is required to provide service to residential customers within its defined service territory and is precluded by the DPUC from discontinuing service to hardship residential customers during a winter moratorium period (November - April).

   In compliance with Connecticut law, the Company has an accounts receivable forgiveness program for qualified hardship natural gas customers. The total payments made by these customers and the energy assistance funds received on their behalf are matched by the Company. Amounts matched are deferred and recovered from ratepayers in a future period, in accordance with DPUC treatment as outlined in the Company's October 1995 rate decision (See Note 2). At September 30, 1996 and 1995, deferred balances of $2,300 and $7,500, respectively, are included in other assets pending future amortization and recovery from ratepayers.


   Purchased gas costs-

   The Company passes on to its firm customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, any current under or over-recoveries of gas costs are charged or credited to the cost of gas and included in current assets or liabilities. Such amounts are collected or refunded in subsequent periods under

   (In thousands of dollars, except per share amounts)


   purchased gas adjustment provisions ("PGA"). During fiscal 1996, the DPUC initiated a review of the need to continue to utilize the PGA mechanism for all Connecticut natural gas distribution companies (See Note 2).


   Allowance for funds used during construction-

   In the ordinary course of business an allowance for funds used during construction ("AFUDC") is calculated on the construction of physical assets which exceed a minimum cost threshold and are constructed over an extended period of time.

   AFUDC is computed based on the weighted average cost of capital used to determine the rates charged to customers, as allowed by the DPUC in the October 1995, rate decision, for the regulated operations, and at current borrowing rates for the unregulated operations.


   Plant-

   Plant is stated at original cost, which includes indirect costs consisting of payroll taxes, pension and other employee benefit costs, general and administrative costs, and, for certain long-term construction projects, AFUDC.

   Substantially all of the plant of the regulated operations is subject to the lien of the Indenture of Mortgage and Deed of Trust securing its First Mortgage Bonds. Most properties of the unregulated operations are also subject to the liens associated with their term loans or letters of credit (See Notes 7 and 8).

   During the fourth quarter of fiscal 1996 TEN sold land and a building situated thereon. This resulted in a nonrecurring net gain of $515 or $.05 per share.


   Depreciation-

   The Company and its subsidiaries, except CNGR, provide depreciation on a straight-line basis. The composite rates applied by the regulated operations are 4.1% in 1996 and 4.2% in 1995 and 1994, as approved by the DPUC. The operating and administrative center, owned by CNGR, is being depreciated under a DPUC approved sinking fund method through 2010.

   The average depreciation rates for unregulated depreciable plant were 3.8% in 1996, 3.7% in 1995 and 3.3% in 1994.


   Cash and cash equivalents-

   Cash in excess of daily requirements is invested in short-term interest bearing securities with maturities of three months or less.

   (In thousands of dollars, except per share amounts)


   Investments-

   In April 1996 the Company acquired an additional 2.47% ownership interest in the Iroquois Gas Transmission System Partnership ("Iroquois") for approximately $5,200. The Company's 4.87% investment in Iroquois, which is
   held by TEN's   wholly-owned subsidiary, TEN Transmission Company, amounted to $8,884 at September 30, 1996. Iroquois owns and operates a natural gas pipeline which transports Canadian natural gas into New York State, Massachusetts and Connecticut. Iroquois has been the subject of legal proceedings since 1992. These proceedings were settled in 1996 (See Note 10, "Legal Proceedings").

   At September 30, 1996 the Company has an approximately $126 investment in KBC Energy Services of New England ("KBC"), a joint venture partnership with Bay State Gas Company and Koch Gas Services Company. KBC markets natural gas supplies, other energy sources and energy management related services on an unregulated basis to commercial and industrial end users, primarily in New England. During fiscal 1996, the Company sold gas to KBC which, in total, was not material to the financial statements.

   The Company also has a $921 (50% ownership) investment in the Downtown Cogeneration Associates Limited Partnership ("DCA") which owns and operates a cogeneration facility in Hartford, Connecticut. All of the Company's investments are accounted for on the equity method of accounting.


   Inventories-

   Gas inventories are stated at their weighted average cost. Other inventories are accounted for using the first-in, first-out or average cost method.


   Accounting for the effects of regulation-

   The Company's natural gas distribution business is subject to regulation by the DPUC. The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). SFAS No. 71 requires a cost-based, rate-regulated enterprise such as the Company to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferred account in the balance sheet and not be reflected in the statement of income until matching revenues and/or expenses are recognized. The Company records regulatory assets and liabilities based on prior rate orders issued by the DPUC, which provide a mechanism for recovery in regulated rates, or on historical rate treatment, which provides evidence as to the probability of future rate recovery.

   In the application of SFAS No. 71, the Company follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of an unfunded deferred income tax liability, with a

   (In thousands of dollars, except per share amounts)


   corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers, regulated assets pending future recovery, regulated assets recovered over time as directed by the DPUC and the method of depreciation utilized for certain property. The DPUC permits recovery of depreciation on the operating and administrative center, owned by CNGR, under a DPUC-approved sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight line depreciation recovery, is not material to the overall statements of income.

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

   The Company's Consolidated Balance Sheets at September 30, 1996 and 1995 contain the following amounts solely as a result of the application of SFAS No. 71:

                    Assets/(Liabilities)                         1996           1995
                    --------------------                         ----           ----
   Unrecovered Future Taxes                                    $ 44,812       $ 51,634
   Deferred Income Taxes                                          2,897          1,224
   Recoverable Transition Costs                                   2,858          4,636
   Other Postretirement Benefits                                  2,654          2,116
   Hardship Arrearage Forgiveness                                 2,331          7,536
   Other Deferred Charges                                         1,554          3,821
   Revenue Sharing Mechanisms                                    (2,349)        (1,582)
   Refundable Taxes                                              (3,445)        (3,365)
   Pipeline Refunds, Surcharges and Interest                     (4,518)       (10,461)
   Deferred Gas Costs                                            (6,002)        (1,995)
                                                               ---------      ---------
                                                               $ 40,792       $ 53,564
                                                               =========      =========

   New accounting standards-

   In March 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement requires that long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of any asset may not be recoverable. Adoption of SFAS No. 121 is required in fiscal 1997. However, based upon current analyses and assumptions, the Company does not expect that the adoption will have a material impact on its financial condition or results of operations.

   In thousands of dollars, except per share amounts)


   2.  Rate Proceedings:

   During fiscal 1996, the DPUC initiated a review of the need to continue PGA accounting for gas costs for all Connecticut natural gas distribution companies ("LDCs") (See Note 1, "Purchased Gas Costs"). The review is an on-going evaluation process to determine whether PGA accounting should be discontinued or modified. The review was prompted by the deregulation at the LDCs level and the offering of unbundled services that began in fiscal 1996. The LDCs have contended at the DPUC that the PGA should not be eliminated, because the market price of gas has not stabilized and is not likely to remain stable. A DPUC decision is expected by the second quarter of fiscal 1997. Management cannot predict the outcome of this proceeding and, as such, cannot predict the impact, if any, to future results of operations and financial condition.

   In October 1995 the DPUC issued a decision which allowed the Company to increase its rates $8,900 or 3.64%. This decision allowed a rate of return on equity of 10.76% and provided for recovery of all significant items deferred on the balance sheet pending recovery at September 30, 1994.
   Rates were effective for service rendered on or after October 13, 1995. As part of this decision, the DPUC also approved the Company's Firm Transportation rates for Commercial and Industrial Customers, effective April 1, 1996. (See Management's Discussion and Analysis, "Competitive Environment")


   3.  Pension and Employee Benefit Plans:

   The Company has noncontributory retirement plans ("Plans") covering substantially all employees. Pension benefits are based on years of credited service and employees' average annual earnings, as defined in the Plans. The Company's funding policy is to contribute, annually, an amount at least equal to that which will satisfy the minimum funding requirements of the Employee Retirement Income Security Act.

   The assumptions used in determining the pension obligations were:

                                                          1996        1995        1994
                                                          ----        ----        ----

    Weighted Average Discount Rate .........              8.25%       8.25%       8.25%
    Rate of Increase in Future Compensation Levels
        ..............................                    4.40%       4.50%       5.00%
    Expected Long-term Rate of Return on Assets
        ..............................                    8.75%       8.95%       8.95%

   In thousands of dollars, except per share amounts)


   The following table represents the Plans' funded status and amounts included in the balance sheets at September 30, 1996 and 1995:

                                                                   1996           1995
                                                                   ----           ----

    Actuarial present value of benefit obligations:

        Accumulated benefit obligation, including vested
            benefits of $65,411 in 1996 and of $63,321 in
            1995                                                 $ 67,900       $ 65,888
                                                                 ========       ========
        Projected benefit obligation for service rendered
            to date                                              $ 79,645       $ 77,371
    Assets at fair value, primarily publicly traded stocks
        and bonds                                                  97,697         89,740
                                                                 --------       --------
    Value of assets over the projected benefit obligation
                                                                   18,052         12,369

    Unrecognized net gain from past experience different
        from that assumed                                         (18,421)       (11,896)
    Prior service cost not yet recognized in net periodic
        pension cost                                                  981          1,097
    Unrecognized net asset at January 1, 1986 being
        recognized over 15 years                                   (1,398)        (1,704)
                                                                 --------       --------
    Accrued pension liability                                    $   (786)      $   (134)
                                                                 ========       ========

   Net pension costs included in the statements of income for the years ending September 30, include the following components:

                                                      1996           1995          1994
                                                      ----           ----          ----


       Service cost                                $  2,095       $  2,059      $  2,021
       Interest cost                                  6,183          6,056         5,469
       Return on plan assets                        (11,503)       (12,474)       (2,597)
       Net amortization and deferral                  3,653          4,919        (4,784)
                                                   --------       --------      --------
       Net cost                                    $    428       $    560      $    109
                                                   ========       ========      ========

   The Company also provides its officers with a supplemental retirement plan. The actuarially determined accumulated benefit obligation was approximately $3,685 at September 30, 1996 and $3,900 at September 30, 1995. The cost of this plan is being accrued over the service lives of the individual officers. Net expense related to this plan was $540 for 1996, $607 for 1995 and $505 for 1994. The Company contributes to a trust to fund the liability for these supplemental retirement plan benefits. The trust balance included in other assets at September 30, 1996 and 1995 was $3,708 and $2,922, respectively.

   (In thousands of dollars, except per share amounts)


   In September 1996 the Company announced an early retirement program for union employees which resulted in the reduction of approximately 1.5% of the total workforce through voluntary early retirement. The approximately $400 cost of this program included pension enhancements and other benefits and was fully accrued by the Company in the fourth quarter of fiscal 1996.

   In August 1994 the Company announced an early retirement program for nonunion employees which resulted in the reduction of approximately 3% of the total workforce through voluntary early retirement. The cost of this program of $1,341 included pension enhancements and other benefits and was fully recognized by the Company in the fourth quarter of fiscal 1994.

   In fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") on a prospective basis. This statement requires employers to record any obligation which exists to provide certain benefits to former or inactive employees after employment but before retirement. The effect on the Company's financial condition and results of operations of adopting SFAS No. 112 was not material.


   4.  Postretirement Benefits Other Than Pensions:

   The Company provides certain health care and life insurance benefits through a benefit plan to retired employees. These benefits are available for employees leaving the Company who are otherwise eligible to retire and have met specific service requirements. The Company accounts for these costs under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") on a prospective basis. SFAS No. 106 requires the expected cost of postretirement benefits, primarily health care and life insurance benefits, to be charged to expense during the years that eligible employees render service.

   In fiscal 1994, the Company adopted SFAS No. 106 and began amortizing its postretirement accumulated benefit obligation over a twenty-year period. Total health care and life insurance costs under SFAS No. 106 were $3,293 in 1996, $3,274 in 1995 and $2,931 in 1994. Actual costs charged to expense were $2,755 in 1996, $2,143 in 1995 and $1,946 in 1994. The DPUC
   has approved a five-year phase-in of SFAS No. 106 expenses with an allowed annual recovery of $2,755 and deferral of additional SFAS No. 106 expenses for future recovery. At September 30, 1996 and 1995 $2,654 and $2,116, respectively, were deferred pending future amortization and recovery.

   (In thousands of dollars, except per share amounts)


   The following table represents the plan's funded status reconciled to the consolidated balance sheets at September 30, 1996 and 1995:

                                                                    1996           1995
                                                                    ----           ----
       Accumulated postretirement benefit obligation of:

           Retirees                                               $ 18,577       $ 18,163
           Fully eligible to retire active
             employees                                               2,074          3,102
           Active employees not eligible to retire                   5,977          5,712
                                                                  --------       --------
       Total accumulated postretirement benefit obligation
                                                                    26,628         26,977
       Less:  Market value of plan assets                            5,695          5,910
                                                                  --------       --------

       Accumulated postretirement benefit obligation in
           excess of plan assets                                    20,933         21,067
       Unrecognized transition amount                              (16,616)       (17,654)
       Unrecognized net gain/(loss)                                 (1,912)        (3,670)
                                                                  --------       --------
       Accrued/(prepaid) postretirement benefit
         obligation                                               $  2,405       $   (257)
                                                                  ========       ========


   The components of SFAS No. 106 health care and life insurance costs for the fiscal years ended September 30, 1996, 1995 and 1994 are:

                                                   1996           1995          1994
                                                   ----           ----          ----
   Service cost                                  $    435       $    398      $    367
   Interest cost                                    2,164          2,054         1,664
   Return on plan assets                             (578)          (290)          (81)
   Net amortization                                 1,272          1,112           981
                                                 --------       --------      --------
   Net health care and life insurance costs
                                                 $  3,293       $  3,274      $  2,931
                                                 ========       ========      ========

   For measurement purposes annual rates of increase of 12% and 10% are assumed for nonmedicare and medicare eligible retirees, respectively, in the per capita cost of covered health care benefits. The rate is assumed to decrease to 6% for both groups in 2003. The effect of increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 and 1995 by $1,530 and $1,483, respectively, and the aggregate of the service and interest cost for the years ended September 30, 1996, 1995 and 1994 by $133, $134 and $130, respectively. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 8.25% in 1996, 1995 and 1994 and was determined by analyzing the interest rates, as of September 30 of each year, of long-term, high quality corporate debt securities having a duration comparable to the plan. The expected long-term rate of return on plan assets was 7.50% in 1996 and 1995.

   (In thousands of dollars, except per share amounts)


   The Company has established Employee Benefit Trusts ("VEBA") to pay current retiree health care and life insurance benefits and to fund the Company's retirement benefit liability. In fiscal 1996, 1995 and 1994 the Company funded $2,896, $5,105 and $1,350, respectively, for SFAS No. 106 costs.
   The VEBA balances are primarily invested in life insurance policies and commingled fixed income and equity mutual funds.


   5.  Income Taxes:

   The following is an analysis of the provision for federal and state income taxes:

                                                                       September 30,
                                                                  ------------------------
                                                                 1996        1995        1994
                                                                 ----        ----        ----
    Charged to operations:
        Federal:
            Current                                             $9,842      $6,717     $ 3,822
            Deferred                                             1,082         778       6,098
                                                               -------     -------     -------
                                                                10,924       7,495       9,920
                                                               -------     -------     -------
        State:
            Current                                              3,118       1,751       1,424
            Deferred                                               543         405       2,230
                                                               -------     -------     -------
                                                                 3,661       2,156       3,654
                                                               -------     -------     -------
        Deferred investment tax credits                           (221)       (221)       (221)
                                                               -------     -------     -------
            Total charged to operations                         14,364       9,430      13,353
                                                               -------     -------     -------
    Charged to other income/(deductions):
        Federal:
            Current                                                552       1,478         198
            Deferred                                               232         (87)       (118)
                                                               -------     -------     -------
                                                                   784       1,391          80
                                                               -------     -------     -------
        State:
            Current                                                245         480          77
            Deferred                                                86         (32)        (44)
                                                               -------     -------     -------
                                                                   331         448          33
                                                               -------     -------     -------
            Total charged to other income/(deductions)
                                                                 1,115       1,839         113
                                                               -------     -------     -------
               Total                                           $15,479     $11,269     $13,466
                                                               =======     =======     =======

   (In thousands of dollars, except per share amounts)


   Depreciation for federal income tax purposes is computed using accelerated cost recovery methods and different lives as permitted under the Internal Revenue Code ("Code"). The DPUC has allowed the Company to normalize taxes on accelerated depreciation, as required under the Code, for depreciable property additions made by the regulated operations subsequent to 1980.
   For certain other temporary differences, tax reductions are accounted for as a reduction of federal income tax expense in accordance with the flow-through method of accounting as required by the DPUC. Under the established ratemaking practices followed by the DPUC, deferred income taxes not previously provided for will be collected in customer rates when such taxes become payable.

   Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are primarily a result of normalized plant items and temporary differences related to gas costs. For the regulated operations, deferred investment tax credits are amortized to income over the average life of the related property. The unregulated operations provide deferred taxes on all temporary differences, including depreciation.

   The tax effects of the temporary differences which result in the deferred income taxes on the balance sheets at September 30, 1996 and 1995 are:

                                                                            1996         1995
                                                                            ----         ----

      Property, Plant and Equipment                                      $ 43,562     $ 40,192
      Other, net                                                           (3,551)      (2,207)
                                                                         --------     --------
         Deferred Income Taxes                                           $ 40,011     $ 37,985
                                                                         ========     ========

   Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, under the caption "Refundable Taxes" the balance sheet reflects refundable taxes to ratepayers for reductions in the statutory federal income tax rate on normalized plant related, temporary differences. The regulated operations also recognize the cumulative deferred income taxes on temporary differences which were previously flowed through to ratepayers. At September 30, 1996 and 1995 the Company had $44,812 and $51,634, respectively, on the balance sheets as an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers. These amounts have been adjusted for the tax effect of future revenue requirements and will be amortized over the life of the related depreciable assets concurrent with their recovery in rates.

   In October 1994 the Company received formal approval from the Internal Revenue Service ("IRS") to deduct, for tax purposes, current as well as certain previously incurred cost of removal expenses associated with retirements of plant and equipment. During fiscal 1995 and 1994 the Company recorded combined state and federal income tax benefits of $1,973

   (In thousands of dollars, except per share amounts)


   and $444, respectively, related to prior years' cost of removal expenses allowed by the IRS. The total current period combined state and federal income tax benefits related to cost of removal that were recorded by the Company were $609 in 1996, $368 in 1995 and $449 in 1994.

   A reconciliation of the consolidated federal income tax expense, at the statutory tax rate of 35%, to the reported consolidated federal income tax expense is as follows:

                                                             1996        1995        1994
                                                             ----        ----        ----
    Consolidated statutory federal income tax expense      $10,669     $ 8,989     $ 9,619

    Change in consolidated federal income tax expense
        resulting from:
        Excess book over tax depreciation                    1,724       1,456       1,797
        Investment tax credits                                (221)       (221)       (221)
        Bad debts                                              175         175         131
        Tax reserves                                          (500)        200         105
       Computer software                                       175        (499)       (899)
       Cost of removal                                        (507)     (1,951)       (744)
        Nondeductible reserves                                (200)        397        (125)
       Other                                                   172         119         116
                                                           -------     -------     -------
    Consolidated reported federal income tax expense       $11,487     $ 8,665     $ 9,779
                                                           =======     =======     =======



   6.  Capital Stock:

   Common stock-

   In June 1996 the Company sold 700,000 shares of its $3.125 Par Common Stock at $23.25 per share. The Company received net proceeds of $15,557 which were added to working capital and used by the regulated operations to fund the current year's construction program and general operations.

   In October 1994 the Company sold 392,200 shares of its $3.125 Par Common Stock at $22.75 per share. The Company received net proceeds of $8,474 which were used by the regulated operations to retire existing short-term borrowings.


   Dividend reinvestment plan and employee savings plans-

   The Company maintains a Dividend Reinvestment Plan ("DRIP") which provides the Company's holders of common stock and preferred stock the opportunity to receive shares of the Company's common stock in lieu of some or all of their cash dividends. In addition, the Company has Employee Savings Plans ("ESP"), which are designed to encourage and assist employees to save and invest for long-term financial security. The Company's common stock is one of the investment options offered to employees under the ESP. At

   (In thousands of dollars, except per share amounts)


   September 30, 1996, there were 796,085 shares of the Company's common stock reserved for issuance under the DRIP and ESP. In the fiscal years ended September 30, 1996, 1995 and 1994 the Company's contribution to the ESP on behalf of employees was $965, $958 and $956, respectively.


   Executive restricted stock plan-

   In 1990 the Company adopted a restricted stock performance plan. The plan terminates in the year 2000 and is authorized to issue up to 200,000 shares. On October 1, 1990 and October 1, 1993 key employees were granted 22,146 and 24,040 restricted shares of the Company's common stock under this plan. Restrictions lapse and the shares vest over a three to five year period beginning October 1, 1990, and 1993, respectively, as certain performance goals are achieved. In October 1995 and 1994, 5,770 and 5,773, respectively, of the restricted shares became fully vested and were awarded to qualifying employees.

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

   The following table sets forth the changes in the number of shares outstanding for each class of the Company's preferred stock not subject to mandatory redemption, for the years ended September 30, 1996, 1995 and 1994, respectively:

                                                     1996           1995           1994
                                                     ----           ----           ----
         $3.125 par value                           (1,372)        (1,748)       (10,735)
                                                   =======        =======        =======
         $100 par value                                 (3)            (1)            (9)
                                                   =======        =======        =======

   (In thousands of dollars, except per share amounts)


   7.  Long-term Debt:

   The Company has various issues of first mortgage bonds and first mortgage notes outstanding with maturities from 2001 to 2010. Under the most restrictive terms of the indenture securing the bonds, retained earnings of $46,800 are available for dividends at September 30, 1996. Dividends paid on common and preferred stock in fiscal 1996 were $15,500. Sinking fund requirements for outstanding bonds were paid in cash.

   Long-term debt amounts which are due during each of the five years ending September 30, 1997 through 2001, are as follows:

                               Sinking Fund Requirements and Maturities
                               ----------------------------------------
                                             Year                 Total
                                             ----                -------
                                             1997                $13,968
                                             1998                  6,144
                                             1999                  6,136
                                             2000                  6,183
                                             2001                  6,343
                                                                 -------
                                                                 $38,774
                                                                 =======


   8.  Short-term Borrowings and Lines of Credit:

   The Company maintains a line of credit under a revolving credit agreement with a large regional bank. Under this agreement the Company can borrow up to $20,000 at a Eurodollar, Certificate of Deposit or Base Rate of interest plus a variable margin. The initial expiration date was March 30, 1996, with two optional one-year extensions. The Company exercised its option to extend this agreement for one year at that time. There is a .1% facility fee and a .075% commitment fee on the unused portion of the agreement. At September 30, 1996, there were no borrowings outstanding under this agreement.

   The Company also maintains a one-year line of credit with a bank for $9,000. The Company pays a 1/5 of 1% commitment fee on this line of credit. The interest rate varies according to market conditions. This line of credit expired on February 18, 1996 and was extended for one year at that time. At September 30, 1996, there were no borrowings outstanding under this line of credit.

   In December 1994 TEN replaced a $5,000 unsecured line of credit with a bank with an unsecured revolving credit agreement. Under this agreement TEN can borrow up to $5,000 through December 15, 1997, with a 1/5 of 1% annual facility fee on the line of credit. The interest rate is based upon the Certificate of Deposit, Eurodollar or Cost of Funds rate plus a variable margin and is determined at the time of each borrowing. At September 30, 1996 there were no borrowings outstanding under this arrangement.

   (In thousands of dollars, except per share amounts)


   The Hartford Steam Company ("HSC"), a wholly-owned subsidiary of TEN, maintains a secured line of credit with a bank. Under the terms of this agreement HSC can borrow up to $5,000, through October 1997, with a 1/5 of 1% commitment fee on the unused portion of the available credit line. The interest rate is based upon the Certificate of Deposit, Libor or money market rate plus a variable margin, determined at the time of each borrowing. At September 30, 1996, there were no borrowings outstanding under this arrangement.

   The weighted average interest rate on short-term borrowings outstanding was 5.84% at September 30, 1995. No short-term borrowings were outstanding at September 30, 1996.


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

   At September 30, 1996 and 1995 the fair value of the Company's long-term debt, including current maturities, is estimated to be $155,108 and $163,630, respectively. The fair value at year-end 1996 and 1995, of $138,299 and $141,511 of fixed-rate long-term debt, based on the market value of similar instruments, is estimated at $143,008 in 1996 and $150,830 in 1995. The carrying amount of the variable-rate long-term debt of $12,100 in 1996 and $12,800 in 1995 approximates fair value.

   The Company has committed to support 4.87% of a letter of credit for Iroquois, equivalent to approximately $1,600 at September 30, 1996, which approximates fair value. The letter of credit is used to satisfy Iroquois's cash retention requirements with respect to agreements between Iroquois and its lenders.


   10.  Commitments and Contingencies:

   Construction expenditures-

   Construction expenditures for the fiscal year ending September 30, 1997 are estimated at $25,400 for the regulated operations.

   The unregulated operations are subject to compliance with Clean Air Act requirements. They expect to incur approximately $2,200 of capital expenditures over the next two fiscal years to satisfy these requirements.

   (In thousands of dollars, except per share amounts)


   Gas supply-

   The Company is party to short-term and long-term contracts for the purchase of natural gas and transportation and storage services.


   FERC Order No. 636 transition costs-

   The Company began to be billed for transition costs associated with Federal Energy Regulatory Commission ("FERC") Order No. 636 from its pipeline suppliers in June 1993. Through September 30, 1996 the Company has paid and recovered from ratepayers $12,142 of an estimated $15,000 of transition costs.

   In the opinion of management the DPUC has allowed the Company a sufficient number of recovery mechanisms to provide for the full recovery of all transition costs. For this reason, management believes that these transition costs will not have a material impact on the Company's financial condition or results of operations. The unpaid estimated liability of $2,858 at September 30, 1996 is included in Accounts Payable and Accrued Expenses.


   Steam supply-

   The unregulated operations are party to long-term contracts for the purchase of steam.

   Through fiscal 1995 one of the unregulated operations' suppliers of steam was a cogeneration facility located on the Company's premises and owned by an unrelated third party, the Hacogen partnership ("Hacogen"). This agreement was terminated, effective September 30, 1995, to the mutual satisfaction of both parties. According to the terms of the negotiated settlement, HSC received consideration of $9,519, representing the payment of all past due amounts owed by Hacogen and certain additional amounts as a result of the contract termination. The fiscal 1995 pretax, nonrecurring income related to this settlement was $4,124.

   In October 1995, HSC resumed producing more costly steam from its existing boilers which are located on the Company's premises and are currently providing adequate steam supply for customer requirements. During fiscal 1996, studies were undertaken to identify alternative and more competitive sources and methods to service steam and chilled water customers. Management is currently evaluating the results of the studies.


   Letters of credit-

   The Company is contingently liable under a letter of credit amounting to $1,500 for workers' compensation claims. As a condition of its ownership in the DCA, TEN is contingently liable under a letter of credit amounting to $2,000. As a condition to its variable rate long-term debt, TEN holds a long-term letter of credit amounting to the principal outstanding: $12,100 at September 30, 1996 and $12,800 at September 30, 1995.

   (In thousands of dollars, except per share amounts)


   Environmental matters-

   In the ordinary course of business, the Company may incur costs to clean up environmental contaminants related to natural gas activity. In those instances the Company expects that the remediation costs will be recoverable in rates. In the opinion of management, any existing environmental matters will not be significant to the future financial condition or results of operations of the Company.


   Leases-

   The Company has entered into operating lease agreements for the use of computer and office equipment. For fiscal 1996, 1995 and 1994 these lease payments were $1,092, $1,561 and $1,553, respectively. Future lease payments are not expected to change significantly from those shown above.


   Legal proceedings-

   In May 1996, Iroquois reached a settlement with State of New York and Federal authorities regarding certain environmental allegations asserted by them in 1992. The Company recognized the majority of its proportionate share of the $24,000 settlement in fiscal 1995 and anticipates no further material impact on its financial position or results of operations by reason of this settlement. Iroquois is a partnership of which the Company is a 4.87% owner (See Note 1).

   In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against the Company and the State's two other LDCs, claiming that the LDCs engaged in unfair trade practices relating to customer service work. The action alleged that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. Previously, the LDCs have claimed that the work was performed under a statutory exemption enacted in 1965 and amended in 1967. The Connecticut courts have upheld an administrative ruling against the LDCs' position.

   The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate the potential exposure related to these claims. The Company is vigorously defending this matter.

   The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

   (In thousands of dollars, except per share amounts)


   11.  Segment Information:

   The Company operates in two segments: gas related activities and unregulated activities. Gas related activities consist primarily of natural gas distribution to residential, commercial and industrial customers. Unregulated activities consist primarily of district heating and cooling services.

   Intersegment sales are priced in accordance with terms of existing tariffs and contracts. Information about the Company's operations, by business segment, is presented below:

                                                        1996         1995         1994
                                                     --------      --------     --------
    Revenues:
        Gas related activities                       $297,016      $255,680     $269,433
        Unregulated activities                         23,628        22,306       24,298
        Intersegment revenues                          (5,281)       (2,801)      (3,069)
                                                     --------      --------     --------
            Total                                    $315,363      $275,185     $290,662
                                                     ========      ========     ========
    Pre-Tax Operating Income:
        Gas related activities                       $ 41,130      $ 33,309     $ 37,636
        Unregulated activities                          3,739         5,280        6,629
                                                     --------      --------     --------
            Total                                      44,869        38,589       44,265
        Income taxes                                   14,365         9,430       13,353
                                                     --------      --------     --------
            Consolidated Operating Income            $ 30,504      $ 29,159     $ 30,912
                                                     ========      ========     ========
    Depreciation and Amortization:
        Gas related activities                       $ 15,399      $ 14,655     $ 13,481
        Unregulated activities                          2,366         2,322        2,026
                                                     --------      --------     --------
            Total                                    $ 17,765      $ 16,977     $ 15,507
                                                     ========      ========     ========
    Property Additions:
        Gas related activities                       $ 23,894      $ 25,311     $ 25,352
        Unregulated activities                            387         1,528        2,507
                                                     --------      --------     --------
            Total                                    $ 24,281      $ 26,839     $ 27,859
                                                     ========      ========     ========
    Identifiable Assets:
        Gas related activities                       $404,210      $400,064     $394,229
        Unregulated activities                         62,769        64,975       64,325
                                                     --------      --------     --------
            Consolidated Identifiable Assets
                                                     $466,979      $465,039     $458,554
                                                     ========      ========     ========


   12.  Proposed Holding Company:

   In November 1996 the Company announced its intention to reorganize under a holding company structure. Under the proposed restructuring, CTG Resources Inc. ("CTG") would become the holding company for the regulated and

   NOTES TO FINANCIAL STATEMENTS (Concluded)
   (In thousands of dollars, except per share amounts)


   unregulated businesses. Management believes that the proposed restructuring offers the best means of providing the Company with the increased flexibility to compete in the rapidly changing deregulated energy marketplace. Management intends to effect the restructuring in fiscal 1997, after receiving appropriate shareholder and DPUC approvals.


   13.  Quarterly Results (Unaudited):

   The following table sets forth information with respect to the consolidated quarterly results of operations for the fiscal years 1996 and 1995. The amounts are unaudited but, in the opinion of management, present fairly the results of operations.

   The quarterly results of operations reflect the seasonal nature of the Company's operations. The results of any one quarter during the year are not indicative of the results of future quarters or the results of the Company's fiscal year.

                        Consolidated Results of Operations
                        ----------------------------------

   --------------------------------------------------------------------------------------------
                                      December 31,     March 31,      June 30,     September 30,
   Quarter Ended                           1995           1996           1996            1996
   --------------------------------------------------------------------------------------------

       Operating Revenues                $ 90,462       $130,606       $ 53,954        $ 40,341

       Operating Income                  $ 11,367       $ 17,233       $  2,407        $   (503)

       Net Income (Loss)                 $  8,174       $ 13,888       $   (562)       $ (2,505)

       Net Income (Loss) Per
           Common Share*                 $    .82       $   1.40       $   (.06)       $   (.24)


   --------------------------------------------------------------------------------------------
                                      December 31,     March 31,      June 30,     September 30,
   Quarter Ended                          1994           1995           1995            1995
   --------------------------------------------------------------------------------------------

      Operating Revenues                 $ 76,531       $105,540       $ 50,147        $ 42,967

      Operating Income                   $  9,377       $ 16,658       $  2,790        $    334

      Net Income (Loss)                  $  6,084       $ 12,924       $   (625)       $ (1,364)

      Net Income (Loss) Per Common
         Share*                          $    .61       $   1.30       $   (.06)       $   (.14)

   * The sum of quarterly earnings per share does not equal annual earnings per share as reported on the statements of income because of quarterly changes in weighted average shares outstanding due to issue of common stock during the year.

   ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   ------------------------------------------------------------


   There have been no disagreements required to be disclosed under this item.

                                     PART III



   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   -----------------------------------------------------------

       The information required by this item regarding directors of the registrant and the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the section entitled "Biographical Information" in the Company's prospectus/proxy statement for its February 1997 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is hereby incorporated by reference. The information required by this item regarding executive officers of the registrant is included in Part I hereof.


   ITEM 11. EXECUTIVE COMPENSATION
   -------------------------------

       The information required by this item is contained in the sections entitled "Compensation of Directors","Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Summary Executive Compensation", "Change of Control Agreements", "Severance Agreement", "Long Term Incentive Plan", "Retirement Plans" and "Corporate Performance Graph" in the Company's prospectus/proxy statement for its February 1997 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   -----------------------------------------------------------------------

       The information required by this item is contained in the section entitled "Ownership of Company Stock" in the Company's propectus/proxy statement for its February 1997 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   -------------------------------------------------------

       The information required by this item is contained in the section entitled "Certain Relationships and Related Transactions" in the Company's propectus/proxy statement for its February 1997 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.

                                      PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

   (a)  1. Financial Statements:
           --------------------

           The consolidated balance sheets, statements of income, statements of cash flows, statements of capitalization and statements of common stock equity, together with the notes to the financial statements and report thereon of Arthur Andersen LLP dated November 4, 1996, are included in Part II, Item 8 herein.

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

              II Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1996, 1995 and 1994

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

            (ii) Agreement dated November 1, 1980 between the Company and Robert H. Willis, filed as Exhibit No. 10(j) to the Company's Registration Statement on Form S-7 filed with the Commission on December 23, 1981 (Commission File No. 2-75457)

           (iii) Loan Agreement and Amendments thereto, between The Hartford Steam Company and Connecticut National Bank, filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)

            (iv) Canadian gas transportation contract (rate schedule CGT-NE) between the Company and Tennessee, dated December 1, 1987, filed as Exhibit No. 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

             (v) Gas purchase contract between the Company and TransCanada Pipelines Limited, dated September 14, 1987, filed as Exhibit No. 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

            (vi) Gas sales agreement between the Company and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

           (vii) Steam Supply Agreement between The Hartford Steam Company and Independent Energy Operations, Inc., dated December 3, 1987, filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

          (viii) Partial Release of Mortgage agreement, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-7727)), filed as Exhibit No. 10(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10      (ix) Fourth Amendment, dated August 15, 1989, to the Open End
                Mortgage and Security Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 1, 1983 (filed as Exhibit No. 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-
                7727)), filed as Exhibit No. 10(xxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

             (x) Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989, filed as Exhibit No. 10(xxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

            (xi) Collateral Assignment of Lease and Rentals, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989 (filed as Exhibit 10(xxviii) herein), filed as Exhibit No. 10(xxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           (xii) Amended and Restated Loan Agreement between The Hartford Steam Company and The Connecticut National Bank, dated March 31, 1983, filed as Exhibit No. 10(xxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

          (xiii) Precedent Agreement to First Amendment, dated September 14, 1988, to the Gas Sales Agreement between the Company and Boundary Gas, Inc., dated September 14, 1987 (filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission March 28, 1990 (Commission File No. 1-7727)

           (xiv) First Amendment, dated January 1, 1990, to the Gas Sales Agreement between the Company and Boundary Gas, Inc., dated September 14, 1987 (filed as Exhibit No. 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)), filed as Exhibit 10(xxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (xv)  Sixth Amendment, dated September 30, 1991, to the Loan
                  Agreement between The Hartford Steam Company and The
                  Connecticut National Bank, dated March 1, 1983 (filed as
                  Exhibit No. 10(xxii) to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 (Commission File No. 1-
                  7727)), filed as Exhibit No. 10(xxxviii) to the Company's
                  Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December
                  23, 1991, (Commission File No. 1-7727)

           (xvi) Medium Term Notes, Series A, Placement Agency Agreement among Connecticut Natural Gas Corporation, PaineWebber Incorporated and Smith Barney, Harris Upham & Co. Incorporated, dated November 1, 1991, filed as Exhibit No. 10(xxxix) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

          (xvii) Issuing and Paying Agency Agreement between The Connecticut National Bank and Connecticut Natural Gas Corporation, for the Medium Term Notes, Series A, dated November 1, 1991, filed as Exhibit No. 10(xl) to the Company's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

         (xviii) Connecticut Natural Gas Corporation Executive Restricted Stock Plan, filed as Exhibit A to the Company's definitive proxy statement dated March 26, 1991, filed with the Commission on March 26, 1991 (Commission File No. 1-7727)

           (xix) Gas Transportation Contract for Firm Reserved Service, dated February 7, 1991, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

            (xx) Gas Sales Agreement No. 1, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           (xxi) Gas Sales Agreement No. 2, dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

           --------

      Exhibit
      Number
   ------------

   10     (xxii)  Gas Sales Agreement (ProGas), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as
                  Exhibit No. 10(xl) to the Company's Annual Report on Form 10-
                  K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

         (xxiii) Gas Sales Agreement (ATCOR), dated February 7, 1991, between the Company and Alberta Northeast Limited, filed as Exhibit No. 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

          (xxiv) Gas Sales Agreement (AEC), dated February 7, 1991, between the Company and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

           (xxv) Gas Transportation Contract for Firm Reserved Service, dated October 20, 1992, between the Company and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

          (xxvi) Revolving Credit Agreement, dated March 30, 1993, between the Company and The First National Bank of Boston, filed as Exhibit No. 10(xlviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 3, 1993 (Commission File No. 1-7727)

         (xxvii) Secured Note Purchase Agreement, dated July 15, 1993, between the CNG Realty Corp. and the Aid Association for Lutherans, filed as Exhibit No. 10(xlix) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

        (xxviii) Capital Contribution Support Agreement, dated April 15, 1993, among Connecticut Natural Gas Corporation, ENI Transmission Company and Bank of Montreal, filed as Exhibit No. 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

          (xxix) Steam and Chilled Water Supply Agreement, dated May 28, 1986, between Capitol District Energy Center Cogeneration Associates and Energy Networks, Incorporated, filed as Exhibit No. 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10      (xxx)  Service Agreement #89102 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Company and Algonquin Gas Transmission
                  Company, filed as Exhibit No. 10(xxxviii) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993, filed with the Commission December 28,
                  1993 (Commission File No. 1-7727)

          (xxxi) Service Agreement #93205 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxii) Service Agreement #93404 (Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

        (xxxiii) Service Agreement #.6426, dated June 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation, filed as Exhibit No. 10(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxiv) Service Agreement #800380 (Rate Schedule CDS), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (xxxv) Service Agreement #800341 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxvi) Service Agreement #800294 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

        (xxxvii) Service Agreement #800295 (Rate Schedule FT-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10  (xxxviii)  Service Agreement #400148 (Rate Schedule SS-1), dated June 1,
                  1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xxxix) Service Agreement #400149 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(li) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

            (xl) Service Agreement #400150 (Rate Schedule SS-1), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(lii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           (xli) Service Agreement (Rate Schedule FTNN), dated October 1, 1993, between the Company and CNG Transmission Corporation, filed as Exhibit No. 10(liii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

          (xlii) Service Agreement (Rate Schedule GSS), dated November 1, 1993, between the Company and CNG Transmission Corporation, filed as Exhibit No. 10(liv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

         (xliii) Amended and Restated CNG Officers' Retirement Plan, dated June 28, 1994, filed as Exhibit No. 10(liii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

          (xliv) The Connecticut Natural Gas Corporation Officers' Retirement Plan Trust Agreement, dated January 9, 1989, filed as Exhibit No. 10(liv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (xlv) First Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated August 5, 1993, filed as Exhibit No. 10(lv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10     (xlvi)  The Connecticut Natural Gas Corporation Deferred Compensation
                  Plan, as amended, dated January 1, 1993, filed as Exhibit No.
                  10(lvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

         (xlvii) First Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated December 2, 1993, filed as Exhibit No. 10(lvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

        (xlviii) Second Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated June 28, 1994, filed as Exhibit No. 10(lviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

          (xlix) Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, dated December 28, 1987, filed as Exhibit No. 10(lix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

             (l) First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, Dated December 2, 1993, filed as Exhibit No. 10(lx) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (li) Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Union Employee Benefit Trust, dated December 2, 1993, filed as Exhibit No. 10(lxi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (lii) CNG Annual Incentive Plan, 1994, filed as Exhibit No. 10(lxii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

          (liii) Settlement Agreement and Release of All Claims by and between Connecticut Natural Gas Corporation and Donato P. Lauria, dated November 29, 1993, filed as Exhibit No. 10(lxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (liv) Letter of Credit and Reimbursement Agreement by and between Energy Networks, Inc. and The Bank of Nova Scotia, dated October 14, 1994, filed as Exhibit No. 10(lxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (lv)  Second Amended and Restated Loan Agreement by and between The
                  Hartford Steam Company and Shawmut Bank Connecticut, N.A., dated October 28, 1994, filed as Exhibit No. 10(lxv) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December
                  27, 1994 (Commission File No. 1-7727)

           (lvi) Medium Term Notes, Series B, Placement Agency Agreement among Connecticut Natural Gas Corporation, Smith Barney Inc., and A.G. Edwards & Sons, Inc., dated June 14, 1994, filed as Exhibit No. 10(lxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

          (lvii) Issuing and Paying Agency Agreement between Shawmut Bank Connecticut, National Association, and Connecticut Natural Gas Corporation, for Medium Term Notes, Series B, dated June 14, 1994, filed as Exhibit No. 10(lxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

         (lviii) Service Agreement (EFT Service), dated July 31, 1993, between the Company and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(lxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-
                  7727)

           (lix) Gas Storage Contract, dated February 16, 1990, between the Company and ENDEVCO Industrial Gas Sales Company, filed as Exhibit No. 10(lxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (lx) Commercial Revolving Credit Agreement by and between Fleet Bank, National Association, and Energy Networks, Inc., dated December 21, 1994, filed as Exhibit No. 10(lxx) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission January 31, 1995 (Commission File No. 1-7727)

           (lxi) Service Agreement #86006 (Rate Schedule AFT-1), dated September 1, 1994, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxi) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

          (lxii) Service Agreement #93005 (Rate Schedule AFT-1), dated September 1, 1994, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (lxiii)  Service Agreement #9B103 (Rate Schedule AFT-1), dated
                  September 1, 1994, between the Company and Algonquin Gas
                  Transmission Company, filed as Exhibit No. 10(lxxiii) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995, filed with the Commission August 2, 1995
                  (Commission File No. 1-7727)

          (lxiv) Service Agreement #9W005 (Rate Schedule AFT-1), dated September 1, 1994, between the Company and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxiv) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

           (lxv) KBC Energy Services Partnership Agreement, dated June 19, 1995, By and Among Bay State Energy Enterprises, Inc., ENI Gas Services, Inc., and Koch Energy Alliance Company, filed as Exhibit No. 10(lxxv) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

          (lxvi) Gas Storage Agreement No. 1626 (Rate Schedule FS), dated September 1, 1993, by and between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

         (lxvii) Gas Transportation Agreement No. 2498 (Rate Schedule FT-A), dated September 1, 1993, by and between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxx) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

        (lxviii) Gas Transportation Agreement No. 3900 (Rate Schedule FT-A), dated October 1, 1993, by and between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

          (lxix) Gas Transportation Agreement No. 3901 (Rate Schedule FT-A), dated October 1, 1993, by and between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

           (lxx) Gas Transportation Agreement No. 2075 (Rate Schedule FT-A), dated September 1, 1993, by and between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10     (lxxi)  Second Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated June 27, 1995, filed as Exhibit
                  No. 10(lxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

         (lxxii) Second Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated January 24, 1995, filed as Exhibit No. 10(lxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

        (lxxiii) Third Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

         (lxxiv) Amendment to Connecticut Natural Gas Corporation Officers' Retirement Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

          (lxxv) Third Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxx) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

         (lxxvi) Third Amendment to The Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated September 12, 1995, filed as Exhibit No. 10(lxxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

        (lxxvii) Second Amendment to Restricted Stock Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock plan), dated June 27, 1995, filed as Exhibit No. 10(lxxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

        (lxxviii) Third Amendment to Restricted Stock Agreement (Under the
                  Connecticut Natural Gas Corporation Executive Restricted Stock plan), dated June 27, 1995, filed as Exhibit No. 10(lxxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10    (lxxix)  Amended and Restated CNG Nonemployee Directors' Fee Plan,
                  dated September 29, 1995, filed as Exhibit No. 10(lxxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December
                  18, 1995 (Commission File No. 1-7727)

          (lxxx) CNG Nonemployee Directors' Fee Plan Trust Agreement, by and between the Company and Fleet Bank, N.A., dated September 28, 1995, filed as Exhibit No. 10(lxxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

         (lxxxi) HSC Termination Agreement, dated August 1, 1995, among The Hartford Steam Company, Connecticut Natural Gas Corporation, Energy Networks, Inc., and Hartford Cogeneration Limited Partnership, filed as Exhibit No. 10(lxxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

        (lxxxii) Irrevocable Standby Letter of Credit by and between Energy Networks, Inc. and The Bank of Nova Scotia, dated March 20, 1996, filed as Exhibit No. 10(lxxxvii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission May 1, 1996 (Commission File No. 1-7727)

       (lxxxiii)  Gas Transportation Agreement (FT-A Rate Schedule, Service
                  Package No. 86) dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxxviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

        (lxxxiv) Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 1625) dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxxix) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

         (lxxxv) Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 2655) dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xc) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

        (lxxxvi)  Gas Storage Contract (Rate Schedule FS, Service Package No.
                  1626) dated December 1, 1994, between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xciii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10  (lxxxvii)  Amendment No.1-A to Gas Storage Contract (Rate Schedule FS,
                  Service Package No. 1626) dated July 1, 1995 between the Company and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xciv) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

      (lxxxviii)  Service Agreement (#N01719, FST Service) dated March 28, 1996 between the Company and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcv) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

        (lxxxix) Amendment No. 1 to Service Agreement (#N01719, FST Service) dated April 1, 1996, between the Company and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcvi) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (xc) Service Agreement (#O01718, FSS Service) dated March 28, 1996 between the Company and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcvii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           (xci) Amendment No. 1 to Service Agreement (#O01718, FSS Service) dated April 1, 1996, between the Company and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

          (xcii) First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Union Employee Benefit
                  Trust, dated           , 1995, between the Company and Fleet
                  Bank, N.A.

         (xciii)  CNG Nonemployee Directors' Fee Plan, dated October 1, 1996

          (xciv)  First Amendment to CNG Nonemployee Directors' Fee Plan Trust
                  Agreement, dated           , 1996, between the Company and
                  Putnam Fiduciary Trust Company

           (xcv)  Second Amendment to CNG Nonemployee Directors' Fee Plan Trust
                  Agreement, dated            , 1996, between the Company and
                  Putnam Fiduciary Trust Company

          (xcvi)  Third Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated            , 1995
   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10    (xcvii)  Fourth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated            , 1995

        (xcviii)  Fifth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated            , 1996

          (xcix)  Fourth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated            , 1995

             (c)  Fifth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated            , 1995

            (ci)  Sixth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated            , 1996

           (cii) Settlement Agreement and Release of All Claims between Connecticut Natural Gas Corporation and Harry Kraiza, Jr., dated September 25, 1996

          (ciii) Service Agreement (#93305, Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company

           (civ)  Service Agreement (#400507, Rate Schedule FSS-1), dated
                         , 19--, between the Company and Texas Eastern
                  Transmission Corporation

            (cv)  Service Agreement (#412008, Rate Schedule SS-1), dated
                        , 19--, between the Company and Texas Eastern
                  Transmission Corporation

           (cvi)  Service Agreement (#800423, Rate Schedule CDS), dated
                       , 19--, between the Company and Texas Eastern
                  Transmission Corporation

          (cvii)  Service Agreement (#800424, Rate Schedule CDS), dated
                       , 19--, between the Company and Texas Eastern
                  Transmission Corporation

   11   Computation of Consolidated Primary and Fully Diluted Earnings Per
        Share

   12   Computation of Ratios
           Not applicable

   13   Annual Report to Stockholders for the Fiscal Year Ended September 30,
        1996
           Not applicable

   16   Letter Regarding Change in Certifying Accountant
           Not applicable

   18   Letter Regarding Change in Accounting Principles
           Not applicable

   (a)  3. Exhibits (concluded)
           --------

      Exhibit
      Number
   ------------

   21   Subsidiaries of the Registrant

   22   Published Report Regarding Matters Submitted to Vote of Security
        Holders
           None

   23   Consent of Independent Public Accountants

   24   Power of Attorney

   27   Financial Data Schedule

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

             (i)  Exhibit Index

            (ii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1995

           (iii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1995, filed as
                  Exhibit 99(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on December 18, 1995, as amended by Form 10-K Amendment No. 1, filed with the Commission on June 28, 1996 (Commission File No. 1-7727)


   Exhibits 3(ii), 4(i), 4(ii)(a), 4(ii)(b), 4(ii)(c), 4(ii)(d), 4(ii)(e),
   4(ii)(f), 4(ii)(g), 4(ii)(h), 10(i), 10(ii), 10(iii), 10(iv), 10(v),
   10(vi), 10(vii), 10(viii), 10(ix), 10(x), 10(xi), 10(xii), 10(xiii),
   10(xiv), 10(xv), 10(xvi), 10(xvii), 10(xviii), 10(xix), 10(xx), 10(xxi),
   10(xxii), 10(xxiii), 10(xxiv), 10(xxv), 10(xxvi), 10(xxvii), 10(xxviii),
   10(xxix), 10(xxx), 10(xxxi), 10(xxxii), 10(xxxiii), 10(xxxiv), 10(xxxv),
   10(xxxvi), 10(xxxvii), 10(xxxviii), 10(xxxix), 10(xl), 10(xli), 10(xlii),
   10(xliii), 10(xliv), 10(xlv), 10(xlvi), 10(xlvii), 10(xlviii), 10(xlix),
   10(l), 10(li), 10(lii), 10(liii), 10(liv), 10(lv), 10(lvi), 10(lvii),
   10(lviii), 10(lix), 10(lx), 10(lxi), 10(lxii), 10(lxiii), 10(lxiv),
   10(lxv), 10(lxvi), 10(lxvii), 10(lxviii), 10(lxix), 10(lxx), 10(lxxi),
   10(lxxii), 10(lxxiii), 10(lxxiv), 10(lxxv), 10(lxxvi), 10(lxxvii), 10(lxxviii), 10(lxxix), 10(lxxx), 10(lxxxi), 10(lxxxii), 10(lxxxiii), 10(lxxxiv), 10(lxxxv), 10(lxxxvi), 10(lxxxvii), 10(lxxxviii), 10(lxxxix), 10(xc), 10(xci) and 99(iii) listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference. All other exhibits referred to above are filed herewith.

   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1996.

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


                                            CONNECTICUT NATURAL GAS CORPORATION
                                            -----------------------------------
                                                        (Registrant)

                                                S/ Victor H. Frauenhofer
                                           ------------------------------------
                                                  (Victor H. Frauenhofer)
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     S/ Victor H. Frauenhofer             Chairman, Chief Executive December 19, 1996
    -------------------------------       Officer and Director
       (Victor H. Frauenhofer)


     S/ James P. Bolduc                   Executive Vice President   December 19, 1996
    -------------------------------       and Chief Financial
       (James P. Bolduc)                  Officer



    S/ Andrew H. Johnson                  Treasurer and Chief        December 19, 1996
    -------------------------------       Accounting Officer
      (Andrew H. Johnson)



     S/ R. L. Babcock                                                December 19, 1996
    -------------------------------
       (R. L. Babcock)
     as Attorney-in-fact for:

            Bessye W. Bennett, Esq.                Director
            James F. English, Jr.                  Director
            Herman J. Fonteyne                     Director
            Beverly L. Hamilton                    Director
            Harvey S. Levenson                     Director
            Denis F. Mullane                       Director
            Richard J. Shima                       Director
            Laurence A. Tanner                     Director
            DeRoy C. Thomas                        Director
            Michael W. Tomasso                     Director

                        CONNECTICUT NATURAL GAS CORPORATION
                            Annual Report on Form 10-K
                                  Schedule Index

                       Fiscal Year Ended September 30, 1996

      Item                                   Description
   ----------                                -----------

     II Financial Statement Schedule II; Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1996, 1995 and 1994

   (d) Financial Statement Schedules
       -----------------------------                                                   Page 1 of 1
                         CONNECTICUT NATURAL GAS CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    --------------------------------------------------------------
                         FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                         -----------------------------------------------------
                                        (THOUSANDS OF DOLLARS)

   Column A                         Column B           Column C            Column D    Column E
                                                       Additions
                                              --------------------------
                                   Balance At    Charged       Charged    Deductions    Balance
                                   Beginning    To Costs       To Other      From        At End
   Description                     of Period  And Expenses     Accounts  Reserves (1)  of Period
   -----------                     ---------- ------------     --------  -----------   ---------
   YEAR ENDED SEPTEMBER 30, 1996
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  4,066     $  4,959     $      -     $  4,600    $  4,425
             Other                        524           82            -          212         394
                                     --------     --------     --------     --------    --------
                                     $  4,590     $  5,041     $      -     $  4,812    $  4,819
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1995
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  3,273     $  4,653            -     $  3,860    $  4,066
             Other (2)                    744          233           24          477         524
                                     --------     --------     --------     --------    --------
                                     $  4,017     $  4,886     $     24     $  4,337    $  4,590
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1994
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  2,491     $  5,990     $      -     $  5,208    $  3,273
             Other (3)                    577          592           19          444         744
                                     --------     --------     --------     --------    --------
                                     $  3,068     $  6,582     $     19     $  5,652    $  4,017
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