Form 10-Q
period 1996-12-31
CONNECTICUT NATURAL GAS CORP
filed 1997-02-04
CIK 23432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   December 31, 1996
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on January 28, 1997:  10,634,496.

                               FINANCIAL STATEMENTS

                       CONNECTICUT NATURAL GAS CORPORATION




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of the Connecticut Natural Gas Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the three months and twelve months ended December 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
                     ASSETS                        1996        1996         1995
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 407,837   $ 403,862    $ 391,297
      Unregulated energy                           60,726      60,515       64,021
      Construction work in progress                 4,276       6,417        3,645
                                                ---------   ---------    ---------
                                                  472,839     470,794      458,963
      Less-Allowance for depreciation             148,194     145,042      137,106
                                                ---------   ---------    ---------
                                                  324,645     325,752      321,857
                                                ---------   ---------    ---------

   Investments, at equity                          10,673       9,914        5,859
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                     1,436       8,515          874
      Accounts and notes receivable                41,596      29,852       42,503
      Allowance for doubtful accounts              (5,025)     (4,819)      (4,844)
      Accrued utility revenue                      16,375       4,180       21,663
      Inventories                                  13,992      15,968       11,333
      Prepaid expenses                              3,708      10,920        2,170
                                                ---------   ---------    ---------
                                                   72,082      64,616       73,699
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     44,812      44,812       49,210
      Recoverable transition costs                  2,128       2,858        4,210
      Other assets                                 20,263      19,027       20,845
                                                ---------   ---------    ---------
                                                   67,203      66,697       74,265
                                                ---------   ---------    ---------
                                                $ 474,603   $ 466,979    $ 475,680
                                                =========   =========    =========


                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 Dec. 31,   Sept. 30,     Dec. 31,
         CAPITALIZATION AND LIABILITIES            1996        1996         1995
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  33,233   $  33,233    $  31,045
      Capital in excess of par value               87,402      87,387       74,018
      Retained Earnings                            51,735      49,026       50,006
                                                ---------   ---------    ---------
                                                  172,370     169,646      155,069
      Unearned compensation -
         Restricted stock awards                   (1,342)       (312)        (358)
      Treasury stock                                    -        (452)        (103)
                                                ---------   ---------    ---------
         Common stock equity                      171,028     168,882      154,608
      Preferred stock, not subject to
         mandatory redemption                         899         899          902
      Long-term debt                              135,474     136,432      149,525
                                                ---------   ---------    ---------
                                                  307,401     306,213      305,035
                                                ---------   ---------    ---------

   Current Liabilities:
      Current portion of long-term debt            14,069      13,968        3,922
      Notes payable                                 9,000           -       14,100
      Accounts payable and accrued expenses        41,221      40,721       41,945
      Refundable purchased gas costs                3,315       6,012        5,449
      Accrued liabilities                           3,539       4,479        6,938
                                                ---------   ---------    ---------
                                                   71,144      65,180       72,354
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        40,347      40,011       38,482
      Unfunded deferred income taxes               44,812      44,812       49,210
      Investment tax credits                        3,148       3,203        3,368
      Refundable taxes                              3,445       3,445        3,202
      Other                                         4,306       4,115        4,029
                                                ---------   ---------    ---------
                                                   96,058      95,586       98,291
                                                ---------   ---------    ---------
                                                $ 474,603   $ 466,979    $ 475,680
                                                =========   =========    =========

                                                                    "UNAUDITED"
                       CONNECTICUT NATURAL GAS CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $   89,269        $   90,462
   Less:  Cost of Energy                            50,567            49,072
          State Gross Receipts Tax                   3,470             3,790
                                                ----------        ----------
   Operating Margin                                 35,232            37,600
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             13,485            13,498
      Depreciation                                   4,412             4,383
      Income taxes                                   5,978             6,430
      Other taxes                                    1,936             1,922
                                                ----------        ----------
                                                    25,811            26,233
                                                ----------        ----------
   Operating Income                                  9,421            11,367
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             49                46
      Equity in partnership earnings                   851               402
      Other deductions                                (168)             (219)
      Income Taxes                                    (304)              (42)
                                                ----------        ----------
                                                       428               187
                                                ----------        ----------
   Interest and Debt Expense                         3,133             3,380
                                                ----------        ----------
   Net Income                                        6,716             8,174
   Less-Dividends on Preferred Stock                    16                16
                                                ----------        ----------
   Net Income Applicable to Common Stock        $    6,700        $    8,158
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     0.63        $     0.82
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.38        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,623,137         9,931,279
                                                ==========        ==========

                        CONNECTICUT NATURAL GAS CORPORATION         "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1996              1995
                                                ----------        ----------

   Operating Revenues                           $  314,170        $  289,116
   Less:  Cost of Energy                           176,670           154,953
          State Gross Receipts Tax                  11,390            11,861
                                                ----------        ----------
   Operating Margin                                126,110           122,302
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             58,242            54,863
      Depreciation                                  17,794            17,146
      Income taxes                                  13,912            11,680
      Other taxes                                    7,604             7,464
                                                ----------        ----------
                                                    97,552            91,153
                                                ----------        ----------
   Operating Income                                 28,558            31,149
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            148               121
      Equity in partnership earnings                 2,486             1,059
      Other income (deductions)                        189              (938)
      Nonrecurring items                               892             3,624
      Income Taxes                                  (1,267)           (1,763)
                                                ----------        ----------
                                                     2,448             2,103
                                                ----------        ----------
   Interest and Debt Expense                        13,469            14,143
                                                ----------        ----------
   Net Income                                       17,537            19,109
   Less-Dividends on Preferred Stock                    63                63
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   17,474        $   19,046
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.69        $     1.92
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.51        $     1.48
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,328,158         9,931,279
                                                ==========        ==========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Cash Flows from Operations                      $ (7,186)    $ (3,411)
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (3,623)      (4,004)
      Other investing activities                        210          (96)
                                                   --------     --------
      Net cash used in investing activities          (3,413)      (4,100)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (4,007)      (3,691)
      Issuance of common stock                            -            -
      Other stock activity, net                        (616)          (2)
      Principal retired on long-term debt              (857)        (864)
      Short-term debt                                 9,000        9,900
                                                   --------     --------
      Net cash provided by
         financing activities                         3,520        5,343
                                                   --------     --------
   Decrease in Cash and
      Cash Equivalents                               (7,079)      (2,168)
   Cash and Cash Equivalents at
      Beginning of Period                             8,515        3,042
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,436     $    874
                                                   ========     ========





                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $  6,716     $  8,174
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,563        4,501
         Deferred income taxes, net                     281          279
         Equity in partnership earnings                (851)        (402)
         Cash distributions received from
           investments                                  200          240
      Change in assets and liabilities:
         Accounts receivable                        (12,006)     (10,618)
         Accrued utility revenue                    (12,195)     (16,570)
         Inventories                                  1,976        3,178
         Purchased gas costs                         (2,697)       3,149
         Prepaid expenses                             7,212        3,925
         Accounts payable and accrued expenses        2,418       (3,571)
         Other assets/liabilities                    (2,803)       4,304
                                                   --------     --------
           Total adjustments                        (13,902)     (11,585)
                                                   --------     --------

      Cash flows from operations                   $ (7,186)    $ (3,411)
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  4,936     $  4,078
                                                   ========     ========
      Income taxes                                 $  1,517     $  4,607
                                                   ========     ========

                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Cash Flows from Operations                      $ 34,388     $ 45,356
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (23,900)     (26,687)
      Nonrecurring Items                                892        4,124
      Other investing activities                       (913)        (354)
                                                   --------     --------
      Net cash used in investing activities         (23,920)     (22,917)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (15,807)     (14,762)
      Issuance of common stock                       15,557            -
      Other stock activity, net                        (652)          (7)
      Principal retired on long-term debt            (3,904)      (4,041)
      Short-term debt                                (5,100)      (3,900)
                                                   --------     --------
      Net cash used by
         financing activities                        (9,906)     (22,710)
                                                   --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                  562         (271)
   Cash and Cash Equivalents at
      Beginning of Period                               874        1,145
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  1,436     $    874
                                                   ========     ========






                                                                    "UNAUDITED"
                        CONNECTICUT NATURAL GAS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                              (Thousands of Dollars)

                                                           Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1996         1995
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 17,537     $ 19,109
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               17,971       17,365
         Deferred income taxes, net                   1,888          655
         Equity in partnership earnings              (2,486)      (1,059)
         Nonrecurring Items                            (892)      (4,124)
         Cash distributions received from
           investments                                1,901          240
      Change in assets and liabilities:
         Accounts receivable                          1,572       (2,285)
         Accrued utility revenue                      5,288       (4,525)
         Inventories                                 (2,659)       6,500
         Purchased gas costs                         (2,134)       5,359
         Prepaid expenses                            (1,538)         467
         Accounts payable and accrued expenses           87        3,345
         Other assets/liabilities                    (2,147)       4,309
                                                   --------     --------
           Total adjustments                         16,851       26,247
                                                   --------     --------

      Cash flows from operations                   $ 34,388     $ 45,356
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 13,051     $ 12,360
                                                   ========     ========
      Income taxes                                 $ 14,543     $ 12,647
                                                   ========     ========







                                                                    "UNAUDITED"

                        CONNECTICUT NATURAL GAS CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996
                              (Thousands of Dollars)


   (1)  Executive Restricted Stock Plan

        On October 1, 1996 41,800 restricted shares of the Company's common stock were granted to key employees under the executive restricted stock plan. Restrictions lapse and the shares vest over a two to five year period beginning October 1, 1998, as certain performance goals are achieved.


   (2)  Investments

        In December 1996 the Company made an additional $107 investment in KBC Energy Services of New England ("KBC"), a joint venture partnership with Bay State Gas Company and Koch Gas Services Company, bringing the Company's total investment to date to $342. The Company has committed to a total potential investment of $1,700 for KBC. KBC markets natural gas supplies, other energy sources and energy management related services on an unregulated basis to commercial and industrial end users, primarily in New England.


   (3)  Proposed Holding Company

        In November 1996 the Company announced its intention to reorganize under a holding company structure wherein CTG Resources, Inc. ("CTG") would become the holding company for the regulated and unregulated businesses. Management believes that the proposed restructuring offers the best means of providing the Company with the increased flexibility to compete in the rapidly changing deregulated energy marketplace. The Connecticut Department of Public Utility Control issued a decision approving the Company's reorganization and the formation of the holding company on November 27, 1996. The proposed holding company and reorganization are still subject to shareholder approval at the Company's Annual Meeting to be held on February 25, 1997.

   (4)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                       CONNECTICUT NATURAL GAS CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                DECEMBER 31, 1996
                 (Thousands of Dollars Except Per Share Amounts)



   RESULTS OF OPERATIONS

   First quarter 1997 earnings per share were $.63, compared to $.82 recorded for the first quarter of fiscal 1996. Twelve months ended December 31 earnings were $1.69 in fiscal 1997 and $1.92 in 1996. The twelve months ended December 1996 include nonrecurring earnings of $.05 related to the sale of a building and land. Earnings recorded for the twelve months ended December 31, 1995 include a nonrecurring gain of $.24 per share from a negotiated settlement for the termination of a steam supply contract and a one-time charge of $(.05) per share in connection with legal matters related to the Company's 4.87% interest in the Iroquois Gas Transmission System partnership (Iroquois). Without the effect of these two items, earnings per share for the twelve months ended periods would be $1.64 and $1.73 in fiscal 1997 and 1996, respectively.

   Lower earnings in the first quarter of fiscal 1997 are the result of the warmer weather in the Company's service area in December 1996, the first full month of the Company's peak heating season.

   The twelve months ended December 1996 earnings reflect a full year of higher natural gas rates, granted to the Company by the Connecticut Department of Public Utility Control (DPUC) effective in October 1995, and greater equity in the earnings of Iroquois, as a result of the Company's increased investment, lessened the negative impacts of higher operating expenses and a higher effective income tax rate.


   Operating Margin

   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax and was lower in the quarter and higher in the twelve months ended December 31, 1996 as compared to 1995. The following table presents the changes in revenues, gas operating margin and gas throughput for all periods presented in the statements of income:

                             Three Months      Twelve Months
                                Ended              Ended
                             December 31,      December 31,
                            1996     1995     1996      1995
                          -------- -------- --------  --------
   Gas Revenues           $ 84,279 $ 85,195 $291,936  $267,375
                          ======== ======== ========  ========
   Gas Operating Margin   $ 32,490 $ 33,930 $114,664  $108,684
                          ======== ======== ========  ========
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales         6,815    7,316   23,426    22,289
      Interruptible Gas
        Sales                2,829    2,501    8,926     8,529
      Off-System Gas
        Sales                3,247    3,678   12,004    17,213
      Transportation
        Services             1,160    1,054    4,442     6,795
                            ------   ------   ------    ------
         Total              14,051   14,549   48,798    54,826
                            ======   ======   ======    ======

   First quarter gas operating margin is lower in fiscal 1997 as compared to fiscal 1996. This decline is attributed to lower natural gas sales, especially to the firm class of customers, as a result of the warmer December 1996 weather.

   Higher firm rates approved by the DPUC effective October 1995 are the most significant factor supporting the higher gas operating margin realized in the twelve months ended December 1996 over the twelve months ended December 1995. Colder weather during this period amplified the impact of the higher rates as a result of additional on-system gas sales. Higher gas costs associated with interruptible sales have reduced the margins earned on those sales in the twelve months ended December 1996, lessening the beneficial effects to operating margin from the higher firm rates and colder weather.


   Operations and Maintenance Expenses

   Operations and maintenance expenses remained constant between the comparable quarters. The twelve months ended December 1996 include the one-time costs related to a voluntary early retirement program, recorded in September of 1996, and a full year of new amortizations of previously deferred expenses allowed by the DPUC in its October 1995 rate decision. Together these resulted in higher operations and maintenance expenses recorded for the twelve months ended December 1996, as compared to the twelve months ended December 1995. Higher expenses were recorded for wages and salaries, bad debt expenses, due to higher sales, employee benefits, pensions, insurance related costs, regulatory commission and rate proceedings expenses, conservation programs and outside purchased services. Lower expenses were recorded for computer hardware rentals and maintenance, because of renegotiated contracts, and margins generated by service contract activity.

   Income Taxes

   In the quarter ending December 1996, as compared to the quarter ending December 1995, the impact of an overall higher effective tax rate was partially offset by lower taxable income.

   The on-going turn around of flow-through book tax depreciation differences on older plant and the absence of prior periods' cost of removal deductions taken during fiscal 1996 have resulted in an overall higher effective income tax rate in fiscal 1997 and higher income taxes in the twelve months ended December 1996 over the twelve months ended December 1995.

   These higher taxes were taken into consideration by the DPUC in determining the new natural gas rates allowed in October 1995. Because of this higher effective tax rate the Company will tend to record higher tax expenses in the winter quarters and receive a greater tax benefit in the summer months, thus reducing net income during the heating season and reducing the net losses historically recorded during the summer season.


   Other Income (Deductions)

   Lower other deductions recorded in the three months ended December 1996, and higher other income in the twelve months ended December 1996, as compared to 1995, primarily reflect the absence of the costs associated with terminating the Company's regulated propane service program. The twelve months ended December 1996 also reflects the benefits of lower insurance costs realized from the reconfiguration of certain executive plans.


   Interest and Debt Expense

   Lower interest expense recorded in both the three months and twelve months ended December 1996, as compared to 1995, reflect lower levels of long-term debt outstanding, as a result of scheduled sinking fund payments, and lower interest related to pipeline refunds and deferred gas costs.


   Earnings from Unregulated Operations

   Unregulated earnings between the comparable quarters showed no significant change from year to year. Twelve months ended December 1996 and 1995 unregulated earnings include $.05 and $.24 per share, respectively, from nonrecurring items. These were the sale of a building and land in the twelve months ended December 1996 and the settlement related to the termination agreement negotiated with a supplier of steam in the twelve months ended December 1995. The twelve months ended December 1995 also include included a provision equivalent to $(.05) per share in connection with legal matters related to the Company's interest in Iroquois. Absent the impact of these nonrecurring items, unregulated earnings have remained stable from year to year in these comparable reporting periods. Higher earnings recorded from an increased partnership interest in Iroquois have offset lower contributions to earnings from district heating and cooling ("DHC") and other energy services, resulting from increases in operating expenses, and the absence of rental income from the building that was sold in fiscal 1996.

   MATERIAL CHANGES IN FINANCIAL CONDITION

   Available cash on hand and short-term borrowings provided the necessary cash for the Company's operations and construction expenditures during the first quarter of both fiscal 1997 and 1996.

   Outgoing cash flows from operations are frequently experienced during the first quarter of the fiscal year which begins the winter heating season. This occurs because high winter-heating-season out-going cash requirements for natural gas purchases must be satisfied in advance of the future receipt of in-coming cash from customer receivables. This lag between when gas is consumed and when payment for it is received creates the need to provide cash for operations from other sources. In fiscal 1997 this cash requirement for operations has been even greater because of higher per-unit gas costs.

   In the twelve months ended December 31, 1996, available cash from operations, together with the proceeds from the June 1996 issue of common stock, funded both construction and all other financing activities.

   Cash flows from investing activities in both the quarter and twelve months ending December 31, 1995 reflect the receipt of the balance of the settlement amount due from the termination of the steam supply contract with the unregulated operations' principal steam supplier.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        27        Financial Data Schedule

        99 (i)    Exhibit Index


   (b) A report on Form 8-K, dated November 5, 1996, was filed on November 5, 1996 to file with the Commission, under Item 5. Other Information, the contents of a press release issued by the Company on November 5, 1996 to announce earnings data for the fiscal year ended September 30, 1996 and to file unaudited financial statements for the fiscal year ended September 30, 1996.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CONNECTICUT NATURAL GAS CORPORATION





   Date        02/04/97                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)