Form 10-K/A
period 1996-09-30
CONNECTICUT NATURAL GAS CORP
filed 1997-06-05
CIK 23432

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

       The purpose of this amendment is to file as exhibits to Form 10-K the information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan and Union Employee Savings Plan for the fiscal year ending December 31, 1996.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CONNECTICUT NATURAL GAS CORPORATION
                                          -----------------------------------
                                                   (Registrant)


   Date  June 5, 1997                     S/      Andrew H. Johnson
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

          (xcii) First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Union Employee Benefit Trust, dated January 24, 1995, between the Company and Fleet Bank, N.A.

         (xciii)  CNG Nonemployee Directors' Fee Plan, dated October 1, 1996

          (xciv) First Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated October 1, 1996, between the Company and Putnam Fiduciary Trust Company

           (xcv) Second Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated October 1, 1996, between the Company and Putnam Fiduciary Trust Company

          (xcvi) Third Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated October 31, 1995
   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10    (xcvii)  Fourth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated December 19, 1995

        (xcviii) Fifth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated February 27, 1996

          (xcix) Fourth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated October 31, 1995

             (c) Fifth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated December 19, 1995

            (ci) Sixth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated February 27, 1996

           (cii) Settlement Agreement and Release of All Claims between Connecticut Natural Gas Corporation and Harry Kraiza, Jr., dated September 25, 1996

          (ciii) Service Agreement (#93305, Rate Schedule AFT-1), dated June 1, 1993, between the Company and Algonquin Gas Transmission Company

           (civ) Service Agreement (#400507, Rate Schedule FSS-1), dated November 15,1996, between the Company and Texas Eastern Transmission Corporation

            (cv) Service Agreement (#412008, Rate Schedule SS-1), dated November 15, 1996, between the Company and Texas Eastern Transmission Corporation

           (cvi) Service Agreement (#800423, Rate Schedule CDS), dated November 15, 1996, between the Company and Texas Eastern Transmission Corporation

          (cvii) Service Agreement (#800424, Rate Schedule CDS), dated November 15, 1996, between the Company and Texas Eastern Transmission Corporation

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

   23   Consent of Independent Public Accountants

   24   Power of Attorney

   27   Financial Data Schedule

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

             (i)  Exhibit Index

            (ii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1996

           (iii) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1996


   Exhibits 3(ii), 4(i), 4(ii)(a), 4(ii)(b), 4(ii)(c), 4(ii)(d), 4(ii)(e),
   4(ii)(f), 4(ii)(g), 4(ii)(h), 10(i), 10(ii), 10(iii), 10(iv), 10(v),
   10(vi), 10(vii), 10(viii), 10(ix), 10(x), 10(xi), 10(xii), 10(xiii),
   10(xiv), 10(xv), 10(xvi), 10(xvii), 10(xviii), 10(xix), 10(xx), 10(xxi),
   10(xxii), 10(xxiii), 10(xxiv), 10(xxv), 10(xxvi), 10(xxvii), 10(xxviii),
   10(xxix), 10(xxx), 10(xxxi), 10(xxxii), 10(xxxiii), 10(xxxiv), 10(xxxv),
   10(xxxvi), 10(xxxvii), 10(xxxviii), 10(xxxix), 10(xl), 10(xli), 10(xlii),
   10(xliii), 10(xliv), 10(xlv), 10(xlvi), 10(xlvii), 10(xlviii), 10(xlix),
   10(l), 10(li), 10(lii), 10(liii), 10(liv), 10(lv), 10(lvi), 10(lvii),
   10(lviii), 10(lix), 10(lx), 10(lxi), 10(lxii), 10(lxiii), 10(lxiv),
   10(lxv), 10(lxvi), 10(lxvii), 10(lxviii), 10(lxix), 10(lxx), 10(lxxi),
   10(lxxii), 10(lxxiii), 10(lxxiv), 10(lxxv), 10(lxxvi), 10(lxxvii), 10(lxxviii), 10(lxxix), 10(lxxx), 10(lxxxi), 10(lxxxii), 10(lxxxiii), 10(lxxxiv), 10(lxxxv), 10(lxxxvi), 10(lxxxvii), 10(lxxxviii), 10(lxxxix), 10(xc) and 10(xci) listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference. All other exhibits referred to above are filed herewith.

   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1996.